Form 10QSB
period 1996-03-31
TERRACE HOLDINGS INC
filed 1996-05-15
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ____________

Commission file number:  0-27132

                                Terrace Holdings, Inc.
              (Exact Name of Small Business Issuer in Its Charter)

                   Delaware                                        65-0594270
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

 2699 Stirling Road, Suite C-405, Ft. Laud                       33312
- ------------------------------------------          -------------------------
            (Address of Principal Executive Office)   (Zip Code)

                                     (954) 894-6000
                (Issuer's Telephone Number, Including Area Code)


(Former name, former address and former fiscal year, if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes               X                 No __________________

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan Yes_____________ No______________

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of the date of this report, the issuer had 3,312,500 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:

Check one:   Yes__________  No          X

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended March 31, 1996
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------




                                                                        Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

   Consolidated Balance Sheet as of March 31, 1996 [Unaudited]........  1

   Statements of Operations for the three months ended
   March 31, 1996 and 1995 [Unaudited]................................  2

   Statements of Cash Flows for the three months ended
   March 31, 1996 and 1995 [Unaudited]................................  3

   Notes to Financial Statements......................................  4

Item 2:  Management's Discussion and Analysis.........................  5.....6

Part II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...........................  7

   Exhibit 11.........................................................  8

   Signatures.........................................................  9





                    .   .   .   .   .   .   .   .   .   .   .

Item 1.
TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash and Cash Equivalents                                          $ 3,899,416
  Accounts Receivable                                                    699,040
  Inventory                                                              231,839
  Other Current Assets                                                   475,735
                                                                     -----------

  Total Current Assets                                                 5,306,030

Furniture, Fixtures and Equipment - At Cost [Net of
  Accumulated Depreciation]
                                                                         437,603

Intangible Assets                                                        675,000

Other Assets                                                              96,423

  Total Assets                                                       $ 6,515,056
                                                                     ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                   $   391,546
  Accrued Expenses and Other Payables                                      6,431
  Accrued Payroll and Payroll Taxes                                       73,903
  Deferred Revenue                                                     2,731,245
  Notes Payable - Other                                                   10,000
  Due to Related Party                                                   102,424
                                                                     -----------

  Total Current Liabilities                                            3,315,549

Commitments and Contingencies                                                 --

Stockholders' Equity:
  Common Stock - $.001 Par Value, 10,000,000 Shares
   Authorized, 3,312,500 Issued and Outstanding                            3,313

  Additional Paid-in Capital                                           3,945,948

  Retained Earnings [Deficit]                                          (749,754)

 Total Stockholders' Equity                                            3,199,507

  Total Liabilities and Stockholders' Equity                         $ 6,515,056
                                                                     ===========



See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------



                                                               Three months ended
                                                                    March 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------
                                                          [Consolidated]  [Combined]

Revenue                                                    $  664,185   $   275,727

Cost of Sales                                                 298,115        72,975
                                                           ----------   -----------

  Gross Profit                                                366,070       202,752
                                                           ----------   -----------

Operating Expenses:
  Selling, General and Administrative Expenses                453,992       123,155
  Payroll and Related Expenses                                306,024        93,171
                                                           ----------   -----------

  Total Operating Expenses                                    760,016       216,326
                                                           ----------   -----------

  [Loss] from Operations                                     (393,946)      (13,574)
                                                           ----------   -----------

Other Income [Expense]:
  Interest Income                                              33,327            --
  Interest Expense                                             (3,768)       (4,222)
                                                           ----------   -----------

  Other Income [Expense] - Net                                 29,559        (4,222)
                                                           ----------   -----------

  [Loss] Before Pro Forma Income Taxes                       (364,387)      (17,796)

Pro Forma Income Taxes                                             --            --
                                                           ----------   -----------

  Net [Loss]                                               $ (364,387)  $   (17,796)
                                                           ==========   ===========

  [Loss] Per Share                                         $     (.11)  $      (.01)
                                                           ==========   ===========



See Notes to Financial Statements.


TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                               Three months ended
                                                                    March 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------
                                                           [Consolidated]  [Combined]
Operating Activities:
  Net [Loss]                                               $ (364,387)  $   (17,796)
                                                           ----------   -----------
  Adjustments to Reconcile Net [Loss] to
   Net Cash Provided by Operating Activities:
   Depreciation and Amortization                              (22,595)       (3,501)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     (594,300)       (5,946)
     Inventory                                               (200,274)      (72,014)
     Other Current Assets                                    (466,390)       29,573
     Other Assets                                               6,917            --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                     94,467       (74,696)
     Payroll Taxes Payable                                     35,517       (23,378)
     Deferred Revenue                                       2,567,185       695,876
                                                           ----------   -----------

   Total Adjustments                                        1,420,527       545,914
                                                           ----------   -----------

  Net Cash - Operating Activities                           1,056,140       528,118
                                                           ----------   -----------

Investing Activities:
  Acquisition of Assets                                      (698,672)      (73,313)
                                                           ----------   -----------

Financing Activities:
  Proceeds from Demand Notes Payable                               --        42,222
  Payment of Demand Notes Payable                             (60,061)      (85,000)
  Proceeds from Demand Notes Payable - Stockholders
   and Related Parties                                             --       135,000
  Subchapter S Distributions                                       --      (128,730)
                                                           ----------   -----------

  Net Cash - Financing Activities                             (60,061)      (36,508)
                                                           ----------   -----------

  Net Increase in Cash and Cash Equivalents                   297,407       418,297

Cash and Cash Equivalents - Beginning of Periods            3,602,009        69,780
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $3,899,416   $   488,077
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $    4,559   $        --
   Taxes                                                   $       --   $        --

See Notes to Financial Statements.

                                         3

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
- ------------------------------------------------------------------------------


[1] Basis of Reporting

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996 and the results of its operations for the three month period then ended and cash flow for the three month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The  accompanying   unaudited  consolidated  financial  statements  include  the
accounts  of  Terrace   Holdings,   Inc.  and   subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1995 included in the Terrace Holdings, Inc. 10-KSB.

[2] [Loss] Per Share

[Loss] per share of common stock is based on weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.

[3] Common Stock

At March 31, 1996, 3,312,500 shares of the Company's common stock were issued and outstanding.

[4] Intangible Assets

In January 1996, the Company entered into an assignment agreement to operate Passover vacations at hotels located in Miami, Florida, Rye Town, New York and Tamiment, Pennsylvania. The Company paid $675,000 for these agreements. The amortization will begin in the second quarter to coincide with the Passover season and continue over the life of the related contracts.

[5] Seasonality

The Company's holiday vacation is limited to Passover, which, in date occurrence, approximates Easter. While the Passover vacation operations generate revenue and income and require year-round management activity, the concentrations of revenues and expenses will not occur until the next quarter.

[6] Deferred Revenue

Deferred revenue consists of deposits collected for future vacations at the Kosher holiday vacation venue and deposits on hand for future catering events. Deferred revenue totaled $2,731,245 and $844,187 for the three months ended March 31, 1996 and 1995, respectively.

[7] Inventories

Inventories consist of food and beverages for the Kosher holiday vacation venues, restaurant and catering operations and are stated at the lower of cost [determined by the first-in, first-out method] or market.

                      .   .   .   .   .   .   .   .   .   .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------


Results of Operations - Terrace Holdings, Inc. (Passover Holiday Vacations)

Three months ended March 31, 1995 compared to three months ended March 31, 1995.

In addition to being a holding company, the Registrant directly operates the Passover holiday vacation segment of its business. Through Passover 1995, the Registrant operated one Passover vacation venue at the Bonaventure Resort & Spa in Fort Lauderdale, Florida. In January, 1996, the Registrant purchased additional Passover holiday contracts for three other venues.

Inasmuch as Passover is a spring holiday, substantially all of the revenues derived from the operation of a Passover holiday vacation venue occur in the second quarter ending June 30. For March 31, 1996, the Passover vacation deferred revenue was approximately $2,677,000 versus approximately $818,600 or approximately $1,858,400 (227%) more in 1996 than in 1995. Net losses for the three month periods ended March 31, 1996 and 1995 were approximately $316,000 and $65,200, respectively. The greater loss is due to higher expenses incurred in operating four venues rather than one venue. See, however, Results of Operations - Terrace Holdings, Inc. (Consolidated) below.

Since the Registrant's Passover vacation venue at the Bonaventure Resort & Spa in Fort Lauderdale, Florida has operated at capacity since 1992, additional revenues with respect to this vacation venue, if any, can only be generated if such capacity is maintained and prices are increased. Additional cost containment programs, such as the use of bid purchasing for food, further reductions in advertising expense and entertainment costs may also lower expenses thereby resulting in additional net income to this operation.

Management believes that the Registrant's acquisition in January, 1996, of its additional Passover holiday contracts for the Fontainebleau Hilton, in Miami Beach, Florida, the Rye Town Hilton in Rye, New York, and the Tamiment Resort in Tamiment, Pennsylvania, will increase its 1996 revenues by up to approximately $1,800,000. Based on the Registrant's experience at the Bonaventure Resort & Spa, Management believes the profit resulting from this increase in revenues may be approximately $185,000. However, Management acknowledges that operating these additional vacation venues has increased its expenses in 1996 by approximately $95,000 as a result of various start up costs attributable primarily to additional advertising for promotion of the new venues and other expenditures necessary to properly conduct operations at the new venues.

Results of Operations - A & E Management Corp.

Three months ended March 31, 1996 compared to three months ended March 31, 1995.

The Registrant's operations at The Club at Emerald Hills in Hollywood, Florida are derived from its operations of the Reflections Restaurant and catering private functions. During 1996, the golf club where the restaurant and catering facility are located changed its membership policies resulting in a slightly higher number of golfers and, thus, people using the Registrant's food and beverage operations there. This translated into slightly higher revenues in the restaurant of approximately $253,000 for the first quarter of 1996 compared to approximately $247,000 for the first quarter of 1995.

Results of Operations - Prime Concern Kosher Foods, Inc. and The Lasko
 Companies, Inc.

On March 1, 1995, Prime Concern Kosher Foods, Inc. commenced operations of The Deli Maven. The Deli Maven remained opened until July 5, 1995 at which time it temporarily suspended operations in order to renovate its facilities. The Deli Maven reopened on August 28, 1995 under the Registrant's management, and the Registrant acquired The Deli Maven in December, 1995. The Lasko Companies, Inc. commenced generating revenues with the opening of the Terrace Oceanside Restaurant on October 23, 1995. In both of these operations, some significant period of time will be necessary before pre-operating expenses and costs are recovered, if at all, and any income is generated.

At March 31, 1996, Prime Concern Kosher Foods, Inc. had realized a loss of approximately $10,300.This loss is attributable primarily to start up costs and expenses as a result of renovations.

Because of its being closed for renovations and reopened at the height of the "busy" season in South Florida, The Deli Maven did not minimize its food costs in relation to sales as it might have by being in operation over the course of an entire year. Average food costs during fiscal 1995 were approximately 80% of gross sales. However, indicative of what Management expects to be the norm, in the first quarter of 1996, food costs as a percentage of gross sales decreased to approximately 44% which Management believes is in line with delicatessen industry standards. For the first months of 1996, The Deli Maven realized a 70% increase in gross sales as compared to the last two months of operation at the end of 1995.

Management believes that in order to fully realize both revenue and net income potential, the physical size of The Deli Maven must increase. Management recognizes that increasing the physical size of The Deli Maven would involve further renovations or possibly a move to a new location.

Results of Operations - Terrace Holdings, Inc. (Consolidated)

Three months ended March 31, 1996 to three months ended March 31, 1995

The Registrant's consolidated net loss for the quarter ended March 31, 1996 was approximately $364,000 compared with its combined net loss of approximately $17,800 for the quarter ended March 31, 1995. This was due principally to consolidated Selling, General and Administrative Expenses increasing from approximately $123,200 for the three months ended March 31, 1995 to approximately $454,000 for the three months ended March 31, 1996 without an attendant increase in consolidated gross revenues. All of the revenues derived from the operation of the Passover holiday venues will be recognized in the second quarter ending June 30, 1996.

Liquidity and Capital Resources

At March 31, 1996, the Registrant had cash of approximately $3,900,000 and working capital of approximately $1,990,000, substantially all of which was a result of the proceeds received from the Registrant's public offering of its securities. Prior to its public offering, the Registrant, and its subsidiaries, relied principally on certain bridge and related party loans and internally generated funds to fund its working capital expenditures.

Seasonality

The Registrant's sales in its restaurant operations in South Florida are expected to be seasonal, with the third quarter being substantially lower than the other quarters of the year, due to weather and the dining habits of the Registrant's guests. Additionally, the seasonal nature of Passover holiday will also continue to affect that aspect of the Registrant's business.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      (3)(i) Articles of Incorporation *

      (3)(ii) By-laws *

      (4) Instruments defining the rights of holders *

      (10) Material Contracts **

      (11) Statement Re: Computation of per Share Earnings

      See Exhibit 11 filed herewith.
- --------------------------------------

 * Incorporated by this reference to the Registrant's registration statement # 33-96892-A.
** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to its Form 10-KSB
     , which was filed with the Commission April 15,1996.

(b)  Reports on Form 8-K

      The Registrant filed Current Reports on Form 8-K dated January 12, 1996 and January 31, 1996 for the purpose of reporting its purchase from International Tours and Catering by Ambassador, Inc., the rights to operate three Passover vacation venues.

TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


EXHIBIT 11
- ------------------------------------------------------------------------------




                                                                 March 31,
                                                           1 9 9 6      1 9 9 5

Fully Diluted:
  Average Shares Outstanding Disregarding Potentially Dilutive
   Common Stock Purchased Warrants                       3,312,500     1,675,000

  Assuming Conversion of Warrants [1]                          --            --
                                                        ----------   -----------

  Common Shares Outstanding                              3,312,500     1,675,000
                                                        ==========   ===========

  [Loss] for Fully Diluted Calculations                $ (364,387)  $   (17,796)
                                                        ==========   ===========

  Fully Diluted [Loss] Per Common Share                $     (.11)  $      (.01)
                                                        ==========   ===========


[1] Class A and Class B warrants are excluded from the calculation as they do not become exercisable until December 5, 1996. However, if effect was given to the exercise of all such warrants, common shares outstanding would have been increased by 1,981,250.

SIGNATURES
- ------------------------------------------------------------------------------




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TERRACE HOLDINGS, INC.
                                 (Registrant)



Dated: _______________________

              By:/s/ Samuel H. Lasko, President and Principal Financial Officer