Form 10QSB
period 1996-06-30
TERRACE HOLDINGS INC
filed 1996-08-19
CIK 1001051

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996
                               ------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to

For Quarter Ended                   Commission File Number        0-27132

                             TERRACE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                   65-0594270
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2699 Stirling Road, Suite C-405, Ft. Lauderdale, Fl  33312
        (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code (954) 894-6000


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
August 15, 1996: 3,312,500

 TERRACE HOLDINGS, INC. AND SUBSIDIARIES
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------




                                                                        Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

   Consolidated Balance Sheet as of June 30, 1996 [Unaudited].........  1

   Statements of Operations for the three and six months ended
   June 30, 1996 and 1995 [Unaudited].................................  2

   Statements of Cash Flows for the six months ended
   June 30, 1996 and 1995 [Unaudited].................................  3

   Notes to Financial Statements......................................  4.....5

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................  6.....7

Part II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...........................  8

   Exhibit 11.........................................................  9

   Signatures.........................................................  10





                    .   .   .   .   .   .   .   .   .   .   .


Item 1.
TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 2,365,857
  Accounts Receivable                                                       109,880
  Inventory                                                                  44,038
  Other Current Assets                                                       27,573
                                                                        -----------

  Total Current Assets                                                    2,547,348

Furniture, Fixtures and Equipment - At Cost [Net of
  Accumulated Depreciation of $82,607]                                      512,754

Intangible Assets [Net of Accumulated Amortization of $259,875]             415,125

Other Assets                                                                 76,874

  Total Assets                                                          $ 3,552,101
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $   226,770
  Accrued Expenses and Other Payables                                         5,182
  Accrued Payroll and Payroll Taxes                                          61,501
  Deferred Revenue                                                           58,964
  Due to Related Party                                                       56,218
                                                                        -----------

  Total Current Liabilities                                                 408,635

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Common Stock - $.001 Par Value, 10,000,000 Shares
   Authorized, 3,312,500 Issued and Outstanding                               3,313

  Additional Paid-in Capital                                              3,945,948

  Retained Earnings [Deficit]                                              (805,795)

  Total Stockholders' Equity                                              3,143,466

  Total Liabilities and Stockholders' Equity                            $ 3,552,101
                                                                        ===========



See Notes to Financial Statements.



                                         1


TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------



                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                            --------                --------
                                       1 9 9 6     1 9 9 5     1 9 9 6     1 9 9 5
                                       -------     -------     -------     -------
                                   [Consolidated][Combined][Consolidated][Combined]


Revenue                             $ 4,207,565 $ 2,086,087 $ 4,871,750 $ 2,361,814

Cost of Sales                         3,263,248   1,382,013   3,561,363   1,454,988
                                    ----------- ----------- ----------- -----------

  Gross Profit                          944,317     704,074   1,310,387     906,826
                                    ----------- ----------- ----------- -----------

Operating Expenses:
  Selling, General and Administrative
   Expenses                             718,170     145,415   1,172,162     268,571
  Payroll and Related Expenses          309,076     190,642     615,100     283,813
                                    ----------- ----------- ----------- -----------

  Total Operating Expenses            1,027,246     336,057   1,787,262     552,384
                                    ----------- ----------- ----------- -----------

  [Loss] Income from Operations         (82,929)    368,017    (476,875)    354,442
                                    ----------- ----------- ----------- -----------

Other Income [Expense]:
  Interest Income                        28,593          --      61,920          --
  Interest Expense                       (1,704)     (8,778)     (5,472)    (13,000)
                                    ----------- ----------- ----------- -----------

  Other Income [Expense] - Net           26,889      (8,778)     56,448     (13,000)
                                    ----------- ----------- ----------- -----------

  [Loss] Income Before Pro Forma
   Income Taxes                         (56,040)    359,239    (420,427)    341,442

Pro Forma Income Taxes                       --     122,141          --     116,412
                                    ----------- ----------- ----------- -----------

  Net [Loss] Income                 $   (56,040)$   237,098 $  (420,427)$   225,030
                                    =========== =========== =========== ===========

  Income [Loss] Per Share           $      (.02)$       .14 $      (.13)$       .13
                                    =========== =========== =========== ===========

  Average Number of Shares
   Outstanding                        3,312,500   1,675,000   3,312,500   1,675,000
                                    =========== =========== =========== ===========


See Notes to Financial Statements.



TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------

                                                                Six months ended
                                                                    June 30,
                                                               1 9 9 6     1 9 9 5
                                                               -------     -------
                                                           [Consolidated][Combined]
  Net [Loss] Income                                         $  (420,427)$   341,442
                                                            ----------- -----------
  Adjustments  to Reconcile Net [Loss] Income to Net Cash
  [Used for] Provided by
   Operating Activities:
   Depreciation and Amortization                                305,281      13,205

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                         (5,140)        955
     Inventory                                                  (12,473)     (1,202)
     Other Current Assets                                       (18,229)      1,431
     Other Assets                                                24,598      41,860

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                      (71,558)    384,571
     Payroll Taxes Payable                                       23,115     (14,630)
     Deferred Revenue                                          (105,096)    (86,111)
                                                            ----------- -----------

   Total Adjustments                                            140,498     340,079
                                                            ----------- -----------

  Net Cash - Operating Activities                              (279,929)    681,521
                                                            ----------- -----------

Investing Activities:
  Acquisition of Intangible Assets                             (675,000)         --
  Acquisition of Assets                                        (164,956)   (104,307)
  Deferred Costs                                                     --    (234,521)
                                                            ----------- -----------

  Net Cash - Investing Activities                              (839,956)   (338,828)
                                                            ----------- -----------

Financing Activities:
  Proceeds from Demand Notes Payable                                 --      10,000
  Payment of Demand Notes Payable                               (10,000)   (130,000)
  Proceeds from Demand Notes Payable - Stockholders
   and Related Parties                                               --     127,501
  Payment of Demand Notes Payable - Stockholders and Related Parties(106,267)    --
  Subchapter S Distributions                                         --    (310,963)

  Net Cash - Financing Activities                              (116,267)   (303,462)
                                                            ----------- -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (1,236,152)     39,231

Cash and Cash Equivalents - Beginning of Periods              3,602,009      69,780
                                                            ----------- -----------

  Cash and Cash Equivalents - End of Periods                $ 2,365,857 $   109,011
                                                            =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                 $     3,493 $        --
   Taxes                                                    $        -- $        --

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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at June 30, 1996 and the results of its operations for the three and six month periods then ended and its cash flows for the six month period then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements for the periods ending in 1996 include the accounts of Terrace Holdings, Inc. and subsidiaries. The combined financial statements for 1995 included the same entities on a combined basis. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1995 included in the Company's annual report on Form 10- KSB.

[2] Income [Loss] Per Share

Income [loss] per share of common stock is based on weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Historical earnings per share for the periods ending in 1995 are not indicative of the capital structure of the Company upon completion of the business combinations which were completed in December 1995. Therefore, 1,675,000 shares have been used in the computation for such periods.

[3] Common Stock

At June 30, 1996, 3,312,500 shares of the Company's common stock were issued and outstanding.

[4] Intangible Assets

In January 1996, the Company entered into an assignment agreement to operate Passover vacations at hotels located in Miami, Florida, Rye Town, New York and Tamiment, Pennsylvania. The Company paid $675,000 for these agreements. Amortization is computed over the term of the agreements [four years for the hotels located in Miami and Ryetown and one year for the hotel in Taminent] using the straight-line method. Amortization expense amounted to $259,875 for the three and six month periods ending June 30, 1996.

[5] Seasonality

The Company's holiday vacation operations are limited to Passover, which, in date occurrence, approximates Easter. While the Passover vacation operations generate revenue and income and require year-round management activity, the concentrations of revenues and expenses occur during the second quarter.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
- ------------------------------------------------------------------------------




[6] Deferred Revenue

Deferred revenue consists of deposits collected for future vacations at the Kosher holiday vacation venue and deposits on hand for future catering events. Deferred revenue totaled $58,964 at June 30, 1996.

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








                      .   .   .   .   .   .   .   .   .   .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------


Results of Operations - Terrace Holdings, Inc. [Passover Holiday Vacations]

Six months ended June 30, 1996 compared to six months ended June 30, 1995.

In addition to being a holding company, the Registrant directly operates the Passover holiday vacation segment of its business. Through Passover 1995, the Registrant operated one Passover vacation venue at the Bonaventure Resort & Spa in Fort Lauderdale, Florida. In January, 1996, the Registrant purchased additional Passover holiday contracts for three other venues.

Revenues for the six months ended June 30, 1996 were $3,750,000 or 111.6% higher than the $1,772,000 recorded in the comparable period of 1995. The substantial increase in revenue resulted from the addition of three Passover holiday contracts. Cost of revenues increased by 153.2% from $1,226,535 in 1995 to $3,105,270 in 1996. This increase is due to the three additional venues. The gross profit percentage decreased to 17% from 31% at June 30, 1995 mainly because increased costs associated with the new venues. Management believes that it can realize maximum profitability potential from these venues by next year.

Selling, general and administrative expenses increased by 768.1% from $90,802 in 1995 to $788,205 in 1996. The increase is due primarily to the costs related to the purchase of the additional holiday venues. These costs include a charge to amortization expense of $259,875, as well as other costs associated with the new venues, such as travel expense associated with new locations. Operating expenses also increased due to increased professional fees. As a result of the above, the net loss for the six months ending June 30, 1996 was $287,296 as compared to net income of $437,721 for the corresponding period of 1995.


Results of Operations -  A & E Management Corp.

Six months ended June 30, 1996 compared to six months ended June 30, 1995.

The Registrant's operations at The Club at Emerald Hills in Hollywood, Florida are derived from its operations of the Reflections Restaurant and catering private functions. During 1996, the golf club where the restaurant and catering facility are located changed its membership policies resulting in a slightly higher number of golfers and, thus, people using the Registrant's food and beverage operations there. This translated into slightly higher revenues in the restaurant of approximately $565,000 for the six months ending June 30, 1996 compared to approximately $511,000 for the six months ending June 30, 1995.

Net loss for the six months ended June 30, 1996 was approximately $6,000 as compared to net income of approximately $21,000 for the six months ended June 30, 1995. This decrease was primarily due to an overall increase in general and administrative expenses such as a payroll and related taxes.

Results of Operations - Prime Concern Kosher Foods, Inc. and The Lasko Companies , Inc.

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

Net loss for the six months ended June 30, 1996 was $52,000 as compared to a net loss of $117,000 for the six months ended June 30, 1995. This loss is attributable primarily to start up costs and expenses as a result of renovations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------------------------------------------------


Results of Operations - Prime Concern Kosher Foods, Inc. and The Lasko
 Companies, Inc.
[Continued]

Six months ended June 30, 1996 compared to six months ended June 30, 1995.

Because of its being closed for renovations and reopened at the height of the "busy" season in South Florida, The Deli Maven did not minimize its food costs in relation to sales as it might have by being in operation over the course of an entire year. Average food costs during fiscal 1995 were approximately 80% of gross sales. However, indicative of what Management expects to be the norm, in the second quarter of 1996, food costs as a percentage of gross sales decreased to approximately 48% which Management believes is in line with delicatessen industry standards.

Management believed that in order to fully realize both revenue and net income potential, the physical size of The Deli Maven must increase. Management could not increase the physical size of The Deli Maven and accordingly closed the operation in July 1996, which may result in a charge to operations in the third quarter.

Results of Operations - Terrace Holdings, Inc. [Consolidated]

Six months ended June 30, 1996 compared to six months ended June 30, 1995.

The Registrant's consolidated net loss for the six months ended June 30, 1996 was approximately $420,000 compared with its combined net income of approximately $341,000 for the six months ended June 30, 1995. This substantial decrease is due to the following factors. In 1996, the Company purchased additional Passover holiday contracts, which resulted in a net loss of $434,000. Selling, General and Administrative Expenses increased by 300.6% from $292,573 in 1995 to $1,172,163 in 1996 primarily due to increases in professional fees, payroll and related expenses and costs associated with the purchases of the new holiday venues.

Liquidity and Capital Resources

At June 30, 1996, the Registrant had cash of approximately $2,300,000 and working capital of approximately $2,100,000, substantially all of which was a result of the proceeds received from the Registrant's public offering of its securities. Prior to its public offering, the Registrant, and its subsidiaries, relied principally on certain bridge and related party loans and internally generated funds to fund its working capital expenditures.

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

      (4) Instruments defining the rights of holders *

      (10) Material Contracts **

      (11) Statement Re: Computation of per Share Earnings

      See Exhibit 11 filed herewith.
- --------------------------------------

 * Incorporated by this reference to the Registrant's registration statement # 33-96892-A.
** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to its Form 10-KSB, which was filed with the Commission April 15,1996.

(b)  Reports on Form 8-K

      The Registrant filed Current Reports on Form 8-K dated January 12, 1996 and January 31, 1996 for the purpose of reporting its purchase from International Tours and Catering by Ambassador, Inc., the rights to operate three Passover vacation venues.



TERRACE HOLDINGS, INC.
- ------------------------------------------------------------------------------


EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
- ------------------------------------------------------------------------------



                                       Three months ended       Six months ended
                                            June 30,                June 30,
                                            --------                --------
                                       1 9 9 6     1 9 9 5     1 9 9 6     1 9 9 5
                                       -------     -------     -------     -------
                                   [Consolidated][Combined][Consolidated][Combined]

Fully Diluted:
  Average Shares Outstanding
   Disregarding Potentially Dilutive
   Common Stock Purchased Warrants    3,312,500   1,675,000   3,312,500   1,675,000

  Assuming Conversion of Warrants [1]        --          --          --          --
                                     ---------- ----------- ----------- -----------

  Common Shares Outstanding           3,312,500   1,675,000   3,312,500   1,675,000
                                    =========== =========== =========== ===========

  Income [Loss] for Fully Diluted
   Calculations                     $   (56,040)$   237,098 $  (420,427)$   225,030
                                    =========== =========== =========== ===========

  Fully Diluted Income [Loss] Per
   Common Share                     $      (.02)$       .14 $      (.13)$       .13
                                    =========== =========== =========== ===========


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