Form 10QSB
period 1996-09-30
TERRACE HOLDINGS INC
filed 1996-11-19
CIK 1001051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996    Commission File Number   0-27132

                             TERRACE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                     65-0594270
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            2699 Stirling Road, Suite C-405
            Ft. Lauderdale, Florida                             33312
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (954) 894-6000
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No


Number of shares outstanding of each of the issuer's classes of common stock, as of November 15, 1996 was 3,312,500.

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------




                                                                        Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

   Consolidated Balance Sheet as of September 30, 1996 [Unaudited]....  1

   Statements of Operations for the three and nine months ended
   September 30, 1996 and 1995 [Unaudited]............................  2.....3

   Statements of Cash Flows for the nine months ended
   September 30, 1996 and 1995 [Unaudited]............................  4.....5

   Notes to Financial Statements......................................  6.....7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................  8.....9

Part II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...........................  10

   Exhibit 11.........................................................  11

   Signatures.........................................................  12





                    .   .   .   .   .   .   .   .   .   .   .



Item 1.
TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 1,795,277
  Accounts Receivable                                                       103,072
  Inventory                                                                  42,670
  Other Current Assets                                                       19,298
                                                                        -----------

  Total Current Assets                                                    1,960,317

Furniture, Fixtures and Equipment - At Cost [Net of
  Accumulated Depreciation of $61,804]                                      403,870

Intangible Assets [Net of Accumulated Amortization of $259,875]             415,125

Other Assets                                                                 74,564

  Total Assets                                                          $ 2,853,876
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                      $   138,102
  Accrued Expenses and Other Payables                                         2,906
  Accrued Payroll and Payroll Taxes                                          28,067
  Deferred Revenue                                                           71,864
  Due to Related Party                                                        9,105
  Net Liabilities of Discontinued Operations                                  4,429
                                                                        -----------

  Total Current Liabilities                                                 254,473

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Common Stock - $.001 Par Value, 10,000,000 Shares
   Authorized, 3,312,500 Issued and Outstanding                               3,313

  Additional Paid-in Capital                                              3,945,948

  Retained Earnings [Deficit]                                            (1,349,858)

  Total Stockholders' Equity                                              2,599,403

  Total Liabilities and Stockholders' Equity                            $ 2,853,876
                                                                        ===========



See Notes to Financial Statements.





TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                       Three months ended       Nine months ended
                                          September 30,           September 30,
                                          -------------           -------------
                                       1 9 9 6     1 9 9 5     1 9 9 6     1 9 9 5
                                       -------     -------     -------     -------

                                   [Consolidated][Combined][Consolidated][Combined]

Revenue                             $   265,626 $   137,686 $ 4,990,801 $ 2,421,115

Cost of Sales                           148,136      80,511   3,634,322   1,477,198
                                    ----------- ----------- ----------- -----------

  Gross Profit                          117,490      57,175   1,356,479     943,917
                                    ----------- ----------- ----------- -----------

Operating Expenses:
  Selling, General and Administrative
   Expenses                             325,537      50,614   1,440,526     248,427
  Payroll and Related Expenses          200,346     101,811     748,355     325,241
                                    ----------- ----------- ----------- -----------

  Total Operating Expenses              525,883     152,425   2,188,881     573,668
                                    ----------- ----------- ----------- -----------

  [Loss] Income from Operations        (408,393)    (95,250)   (832,402)    370,249
                                    ----------- ----------- ----------- -----------

Other Income [Expense]:
  Other Income                               --         557          --         557
  Interest Income                        17,078          --      78,849          --
  Interest Expense                       (1,514)     (8,366)     (6,986)    (15,590)
                                    ----------- ----------- ----------- -----------

  Other Income [Expense] - Net           15,564      (7,809)     71,863     (15,033)
                                    ----------- ----------- ----------- -----------

  [Loss] Income from Continuing
   Operations Before Pro Forma
   Income Taxes                        (392,829)   (103,059)   (760,539)    355,216

Pro Forma Income Taxes                       --          --          --     117,773
                                    ----------- ----------- ----------- -----------

  Net [Loss] Income from Continuing
   Operations                          (392,829)   (103,059)   (760,539)    237,443

Discontinued Operations:
  [Loss] from Operations of Discontinued
   Division [Net of Income Taxes of $-0-](21,407)   (56,509)    (74,125)   (173,342)
  Loss on Disposal of Division, including
   Provision of $29,500 for Operating
   Losses during the Phase-Out Period
   [Less Applicable Income Taxes of $-0-](129,826)       --    (129,826)         --
                                         -------- --------- ----------- -----------

  Net [Loss] Income                 $  (544,062)$  (159,568)$  (964,490)$    64,101
                                    =========== =========== =========== ===========


See Notes to Financial Statements.

                                         2


TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------



                                       Three months ended       Nine months ended
                                          September 30,           September 30,
                                          -------------           -------------
                                       1 9 9 6     1 9 9 5     1 9 9 6     1 9 9 5
                                       -------     -------     -------     -------

                                   [Consolidated][Combined][Consolidated][Combined]

Loss [Income] Per Share:
  [Loss] Income from Continuing
   Operations                       $      (.10)$      (.06)$      (.21)$       .14
  [Loss] from Operations of Discontinued
   Business Segment [Net of Income Tax]    (.01)       (.03)       (.02)       (.10)
  [Loss] on Discontinued Business Segment  (.04)         --        (.03)         --
                                         ------ ----------- ----------- -----------

  Net [Loss] Income Per Share       $      (.15)$      (.09)$      (.26)$       .04
                                    =========== =========== =========== ===========

  Weighted Average Common Shares
   Outstanding                        3,312,500   1,675,000   3,312,500   1,675,000
                                    =========== =========== =========== ===========





See Notes to Financial Statements.



TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                Nine months ended
                                                                  September 30,
                                                               1 9 9 6     1 9 9 5
                                                               -------     -------
                                                           [Consolidated][Combined]

Operating Activities:
  Net [Loss] Income                                         $  (760,539)$   355,216
                                                            ----------- -----------
  Adjustments  to Reconcile Net [Loss] Income to Net Cash
   [Used for] Provided by
   Operating Activities:
   Depreciation and Amortization                                309,900       3,859

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                         (4,089)      6,801
     Inventory                                                  (16,642)      9,876
     Other Current Assets                                       (11,462)     (4,416)
     Other Assets                                                19,383      43,310

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                     (114,428)    223,973
     Accrued Payroll and Payroll Taxes Payable                   (4,437)    (11,135)
     Deferred Revenue                                           (92,196)    (75,829)
                                                            ----------- -----------

   Total Adjustments                                             86,029     196,439
                                                            ----------- -----------

  Net Cash - Operating Activities from Continuing Operations   (674,510)    551,655
                                                            ----------- -----------

  Loss from Discontinued Operations:
  Net [Loss]                                                   (203,951)   (173,342)
  Adjustments to Reconcile Net [Loss] from Discontinued
   Operations to Net Cash [Used for] Operating Activities:
   Depreciation and Amortization                                 13,720      19,004
   Loss on Disposal of Assets                                    97,693          --
   Net Change in Assets and Liabilities                         (29,668)      8,623
                                                            ----------- -----------

  Net Cash - Operating Activities from Discontinued Operations (122,206)   (145,715)
                                                              --------- -----------

  Net Cash - Operating Activities - Forward                    (796,716)    405,940
                                                            ----------- -----------

Investing Activities:
  Acquisition of Intangible Assets                             (675,000)         --
  Acquisition of Assets                                        (177,091)   (118,349)
  Deferred Costs                                                     --    (373,850)
                                                            ----------- -----------

  Net Cash - Investing Activities - Forward                 $  (852,091)$  (492,199)



See Notes to Financial Statements.

                                         4


TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                                Nine months ended
                                                                  September 30,
                                                               1 9 9 6     1 9 9 5
                                                               -------     -------
                                                             (consolidated][Combined]


  Net Cash - Operating Activities - Forwarded               $  (796,716)$   405,940
                                                            ----------- -----------

  Net Cash - Investing Activities - Forwarded                  (852,091)   (492,199)
                                                            ----------- -----------

Financing Activities:
  Proceeds from Demand Notes Payable                                 --      85,000
  Payment of Demand Notes Payable                               (10,000)   (130,000)
  Proceeds from Bridge Loan                                          --     400,000
  Proceeds from Demand Notes Payable - Stockholders
   and Related Parties                                               --     135,894
  Payment of Demand Notes Payable - Stockholders and Related Parties(153,380)    --
  Subchapter S Distributions                                         --    (338,161)

  Net Cash - Financing Activities                              (163,380)    152,733
                                                            ----------- -----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (1,812,187)     66,474

Cash and Cash Equivalents - Beginning of Periods              3,602,009      30,407
                                                            ----------- -----------

  Cash and Cash Equivalents - End of Periods                $ 1,789,822 $    96,881
                                                            =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                 $     2,269 $        --
   Taxes                                                    $        -- $        --


See Notes to Financial Statements.





TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------




[1] Basis of Reporting

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996 and the results of its operations for the three and nine month periods then ended and its cash flows for the nine month periods then ended. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements for the periods ending in 1996 include the accounts of Terrace Holdings, Inc. and subsidiaries. The combined financial statements for 1995 included the same entities on a combined basis. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

In July 1996, the Company disposed of all of the operating assets of its subsidiary, Prime Concern Kosher Foods, Inc. [doing business as "The Deli Maven"]. Management believed that in order to fully realize both revenue and net income potential, the physical size of The Deli Maven had to be increased. Management could not increase the physical size of The Deli Maven and, accordingly, closed the operation. The disposal is reflected as discontinued operations in the accompanying financial statements. Net Assets of the discontinued subsidiary are presented separately in the accompanying balance sheet.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1995 included in the Company's annual report on Form 10- KSB.

[2] [Loss] Income Per Share

[Loss] income per share of common stock is based on weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive. Historical earnings per share for the periods ending in 1995 are not indicative of the capital structure of the Company upon completion of the business combinations which were completed in December 1995. Therefore, 1,675,000 shares have been used in the computation for such periods.

[3] Common Stock

At September 30, 1996, 3,312,500 shares of the Company's common stock were issued and outstanding.

[4] Intangible Assets

In January 1996, the Company entered into an assignment agreement to operate Passover vacations at hotels located in Miami, Florida, Rye Town, New York and Tamiment, Pennsylvania. The Company paid $675,000 for these agreements. Amortization is computed over the term of the agreements [four years for the hotels located in Miami and Ryetown and one year for the hotel in Taminent] using the straight-line method. Amortization expense amounted to $259,875 for the nine month period ending September 30, 1996.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[5] Seasonality

The Company's holiday vacation operations are limited to Passover, which, in date occurrence, approximates Easter. While the Passover vacation operations generate revenue and income and require year-round management activity, the concentrations of revenues and expenses occur during the second quarter.

[6] Deferred Revenue

Deferred revenue consists of deposits collected for future vacations at the Kosher holiday vacation venue and deposits on hand for future catering events. Deferred revenue totaled $71,864 at September 30, 1996.

[7] Inventories

Inventories consist of food and beverages for the Kosher holiday vacation venues, restaurant and catering operations and are stated at the lower of cost [determined by the first-in, first-out method] or market.








                      .   .   .   .   .   .   .   .   .   .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
[Rounded to Thousands of Dollars]
------------------------------------------------------------------------------


Results of Operations - Terrace Holdings, Inc. [Passover Holiday Vacations]

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995.

In addition to being a holding company, the Registrant directly operates the Passover holiday vacation segment of its business. Through Passover 1995, the Registrant operated one Passover vacation venue at the Bonaventure Resort & Spa in Fort Lauderdale, Florida. In January, 1996, the Registrant purchased additional Passover holiday contracts for three other venues.

Revenues for the nine months ended September 30, 1996 were $3,750,000 or 111.6% higher than the $1,772,000 recorded in the comparable period of 1995. The substantial increase in revenue resulted from the addition of three Passover holiday contracts. Cost of revenues increased by 155% from $1,229,000 in 1995 to $3,135,000 in 1996. This increase is due to the three additional venues. The gross profit percentage decreased to 16% from 31% at September 30, 1995 mainly because increased costs associated with the new venues. Management currently believes that it can realize maximum profitability potential from these venues by next year, although no assurance can be given.

Selling, general and administrative expenses increased by 926% from $122,000 in 1995 to $1,252,000 in 1996. The increase is due primarily to the costs related to the purchase of the additional holiday venues. These costs include a charge to amortization expense of $260,000, as well as other costs associated with the new venues, such as travel expense associated with new locations. Operating expenses also increased due to professional fees associated with Terrace
Holdings expansion into the public marketplace. The companies aggressive attempts at possible acquisition candidates has also increased the associated fees even though the benefits have not yet been realized. As a result of the above, the net loss for the nine months ending September 30, 1996 was $567,000 as compared to net income of $277,000 for the corresponding period of 1995.

Results of Operations -  A & E Management Corp.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995.

The Registrant's operations at The Club at Emerald Hills in Hollywood, Florida are derived from its operations of the Reflections Restaurant and catering private functions. During 1996, the golf club where the restaurant and catering facility are located changed its membership policies resulting in a slightly higher number of golfers and, thus, people using the Registrant's food and beverage operations there. This translated into slightly higher revenues in the restaurant of approximately $666,000 for the nine months ending September 30, 1996 compared to approximately $649,000 for the nine months ending September 30, 1995.

Net loss for the nine months ended September 30, 1996 was approximately $38,000 as compared to net loss of approximately $61,462 for the nine months ended September 30, 1995. This decrease in loss was primarily due to an overall decrease in cost of sales.

Results of Operations - The Lasko Companies, Inc.

The Lasko Companies, Inc. commenced generating revenues with the opening of the Terrace Oceanside Restaurant on October 23, 1995. Some significant period of time will be necessary before pre-operating expenses and costs are recovered, if at all, and any income is generated.

Net loss for the nine months ended September 30, 1996 was $95,000 as compared to a net loss of $3,000 for the nine months ended September 30, 1995. This increased loss is attributable primarily to start up cost associated with the normal course of business. The Company currently feels that the cost it has incurred associated with its initial start up will be non-recurring and that the Company will be able to realize its maximum profitability in the coming season, although no assurance can be given.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations - Terrace Holdings, Inc. [Consolidated]

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995.

The Registrant's consolidated net loss for the nine months ended September 30, 1996 was approximately $964,000 compared with its combined net income of approximately $64,000 for the nine months ended September 30, 1995. This substantial decrease is due to the following factors. In 1996, the Company purchased additional Passover holiday contracts, which resulted in a net loss of $434,000. Selling, General and Administrative Expenses increased by 481% from $248,000 in 1995 to $1,440,000 in 1996 primarily due to increases in professional fees, payroll and related expenses and costs associated with the purchases of the new holiday venues.

Discontinued Operations - Prime Concern Kosher Foods, Inc.

On March 1, 1995, Prime Concern Kosher Foods, Inc. commenced operations of The Deli Maven. The Deli Maven remained opened until July 5, 1995 at which time it temporarily suspended operations in order to renovate its facilities. The Deli Maven reopened on August 28, 1995 under the Registrant's management, and the Registrant acquired The Deli Maven in December, 1995.

In July 1996, the Company disposed of all of the operating assets of its subsidiary, Prime Concern Kosher Foods, Inc. [trading as "The Deli Maven"]. Management believed that in order to fully realize both revenue and net income potential, the physical size of The Deli Maven had to be increased. Management could not increase the physical size of The Deli Maven and accordingly closed the operation. The disposal is reflected as discontinued operations in the accompanying financial statements. Net Assets of the discontinued subsidiary are presented separately in the accompanying balance sheet.

Liquidity and Capital Resources

At September 30, 1996, the Registrant had cash of approximately $1,795,000 and working capital of approximately $1,706,000, substantially all of which was a result of the proceeds received from the Registrant's public offering of its securities. Prior to its public offering, the Registrant, and its subsidiaries, relied principally on certain bridge and related party loans and internally generated funds to fund its working capital expenditures.

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

-------------------------------------


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




TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
------------------------------------------------------------------------------



                                       Three months ended       Nine months ended
                                          September 30,           September 30,
                                          -------------           -------------
                                       1 9 9 6     1 9 9 5     1 9 9 6     1 9 9 5
                                       -------     -------     -------     -------
                                   [Consolidated][Combined][Consolidated][Combined]

Fully Diluted:*
  Average Shares Outstanding
   Disregarding Potentially Dilutive
   Common Stock Purchased Warrants    3,312,500   1,675,000   3,312,500   1,675,000

  Assuming Conversion of Warrants [1]        --          --          --          --
                                     ---------- ----------- ----------- -----------

  Common Shares Outstanding           3,312,500   1,675,000   3,312,500   1,675,000
                                    =========== =========== =========== ===========

  [Loss] Income from Continuing
   Operations for Fully Diluted
   Calculations                     $  (392,829)$  (103,059)$  (760,539)$   237,443
                                    =========== =========== =========== ===========

  [Loss] from Discontinued Operations
   for Fully Diluted Calculations   $  (151,233)$   (56,509)$  (203,951)$  (173,342)
                                    =========== =========== =========== ===========

  Fully Diluted [Loss] Income Per
   Common Share from Continuing
   Operations                       $      (.10)$      (.06)$      (.21)$       .14
                                    =========== =========== =========== ===========

  Fully Diluted Loss Per Common Share
   from Discontinued Operations     $      (.05)$      (.03)$      (.05)$      (.10)
                                    =========== =========== =========== ===========

  Fully Diluted Net [Loss] Income Per
   Common Share                     $      (.15)$      (.09)$      (.26)$       .04
                                    =========== =========== =========== ===========


[1] Class A and Class B warrants are excluded from the calculation as they do not become exercisable until December 5, 1996. However, if effect was given to the exercise of all such warrants, common shares outstanding would have been increased by 1,981,250.

* This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9083, although not required by Footnote 2 to Paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

SIGNATURES
------------------------------------------------------------------------------




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TERRACE HOLDINGS, INC.
                                   (Registrant)



Dated: November 19, 1996           By:Samuel H. Lasko, President and Principal
                                       Financial Officer
                                      ------------------------------------------
                                      Samuel H. Lasko,
                                      President and Principal Financial Officer