Form 10KSB
period 1996-12-31
TERRACE HOLDINGS INC
filed 1997-04-15
CIK 1001051

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     for the transition period from _________________ to ___________________

     Commission file number       0-27132
                           ---------------------------------------------------

                            Terrace Holdings, Inc.
       -----------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

            Delaware                               65-0594270
       ---------------------               --------------------------
     (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)            Identification No.)

 2699 Stirling Road, Suite C-405, Ft. Lauderdale, Florida             33312
----------------------------------------------------------        ------------
     (Address of Principal Executive Office)                       (Zip Code)

                                (954) 894-6000
         ------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
         Title of Each Class                     on Which Registered
--------------------------------------  --------------------------------------

______________________________________  ______________________________________

______________________________________ _______________________________________

          Securities registered under Section 12(g) of the Exchange Act:


                         Common Stock, $.001 par value
-----------------------------------------------------------------------------
                                (Title of Class)

                   Redeemable Common Stock Purchase Warrants
-----------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes       X                 No __________________
   ---------------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

     Issuer's revenues for its most recent fiscal year. $5,497,130.
                                                         ---------

     Aggregate market value of the voting stock held by non-affiliates computed by reference to the price of which the stock was sold, or the average bid and asked prices of such, as of a specified date within the past 60 days.
The aggregate market value on March 25, 1997: $4,968,750.
                                               ---------

     As of December 31, 1996, the total number of shares of common stock outstanding: 3,312,500.
             ---------

              This is page 1 of 129 sequentially numbered pages.

                                     PART I
                                     ------

Item 1 - Description of Business
--------------------------------

(a)      Business Development

     The Registrant, Terrace Holdings, Inc., was incorporated under the laws of the State of Delaware on June 15, 1995, to change the state of incorporation of Bon Adventure Kosher Tours, Inc., a Florida corporation, formerly known as Embassy Kosher Tours of South Florida, Inc. The Registrant is a holding company which currently has four wholly-owned operating subsidiaries: (i) The Lasko Companies, Inc., which owns and operates on leased property the Registrant's kosher, casual dining restaurant, Terrace Oceanside Restaurant, in Hallandale, Florida, which opened on October 23, 1995; (ii) A&E Management Corp., which manages the food and beverage operations of a non-kosher restaurant and catering operation at The Club at Emerald Hills in Hollywood, Florida; (iii) The Lasko Family Kosher Tours, Inc., which operates Passover holiday vacations at three locations within the United States; and (iv) Deering Ice Cream, Inc. which manufactures frozen desserts in Portland, Maine, under the Deering and Howard Johnson's name as well as manufactures products for approximately 15 other unaffiliated companies.

     The Registrant is the successor to a business founded in 1988 to operate a holiday vacation venue in south Florida. From October, 1993 through May, 1995, management of the Registrant owned and operated the Terrace-on-the-Lake Restaurant, a casual, upscale kosher restaurant in Hollywood, Florida. In its short existence, Terrace on the Lake developed a following among tourists visiting south Florida who observe the Jewish dietary laws. Also, in 1993, the Registrant commenced managing and operating the food, beverage and restaurant operations at The Club at Emerald Hills.

     In July, 1996, the Registrant disposed of all of the operating assets of its subsidiary, Prime Concern Kosher Foods, Inc., operating as "The Deli Maven" restaurant/delicatessen in Boca Raton, Florida. Management of the Registrant believed that in order to fully realize both revenue and net income potential, the physical size of The Deli Maven had to be increased. Management could not increase the physical size of The Deli Maven and accordingly closed the operation.

     Since 1989, the Registrant has operated a kosher Passover holiday vacation venue at the Bonaventure Resort & Spa, now known as the Registry Resort & Spa, in Ft. Lauderdale, Florida. Under the Registrant's management and principal shareholders, this operation has grown from serving approximately 300 guests in 1989 to approximately 1,300 guests for Passover since 1992. Passover occurs each spring and the Registrant takes over the entire Registry Resort & Spa for the Passover holiday season.

     On January 17, 1996, the Registrant consummated an agreement with an unaffiliated entity, to assume operation of the annual Passover vacation venues at the Fontainebleau Hilton Hotel, Miami Beach, the Rye Town Hilton Hotel, Rye, New York, and the Tamiment Resort & Conference Center, Tamiment, Pennsylvania. As a result, for the 1996 Passover holiday, the Registrant operated holiday vacations at four different locations. The contract to operate a Passover vacation at the Tamiment

Hotel expired after the 1996 Passover holiday and has not been renewed for the 1997 Passover holiday.

     In February, 1997, the Registrant incorporated The Lasko Family Kosher Tours, Inc., as a wholly-owned subsidiary, for the purpose of managing and operating its Passover holiday vacations business. Accordingly, the Registrant's contracts described above have been assigned to this wholly owned subsidiary.

     On February 17, 1997, the Registrant's wholly owned subsidiary, Deering Ice Cream, Inc., acquired all of the assets and related liabilities of DownEast Frozen Desserts, LLC, a Delaware limited liability company unaffiliated with the Registrant, which manufactures and markets frozen desserts under the names Deering Ice Cream and Howard Johnson's, as well as co-packing for others. Its principal offices and plant are located in Portland, Maine.

(b)  Businesses of Issuer.
--------------------------
     Restaurants
     -----------

     Initially, the Registrant's kosher restaurants, which were to be called Terrace restaurants, were intended to be located along the Eastern seaboard and possibly later in the Midwestern United States. During 1996, however, management determined that the economic feasibility of opening additional kosher Terrace restaurants would be more difficult, both on an economic and management/employee basis, than earlier anticipated and decided, instead, to seek possible acquisitions of going concerns in the food - or leisure - related industries.

     Holiday Vacations
     -----------------

     Since 1989, the Registrant has operated kosher Passover holiday vacation venues. Passover occurs each spring and the Registrant takes over a portion of or an entire hotel facility, for the Passover holiday season. In January, 1996, subsequent to the initial public offering of its securities, the Registrant expanded its Passover vacation venues to four separate sites when it acquired from an unaffiliated third party, agreements to operate Passover vacations at three additional sites: The Fontainebleau Hilton Resort & Spa, Miami Beach, Florida, the Rye Town Hilton, Rye, New York and the Tamiment Resort & Conference Center, Tamiment, Pennsylvania. For the 1996 Passover holiday, there were 732 guests registered at the Fontainebleau Hilton, 544 guests registered at the Tamiment Resort, and 356 guests registered at the Rye Town Hilton. As noted above, the Registrant will not be operating a vacation venue at the Tamiment Resort & Conference Center for the 1997 Passover holiday.

     Food and Beverage Management
     ----------------------------

     The Registrant, through its wholly-owned subsidiary, A&E Management Corp., currently manages a non-kosher restaurant and catering operation at The Club at Emerald Hills, an upscale country club in Hollywood, Florida.

     Frozen Desserts
     ---------------

     The Registrant, through its wholly-owned subsidiary, Deering Ice Cream, Inc., with its principal offices located in Portland, Maine, currently operates the business of manufacturing and marketing frozen desserts under the Deering and Howard Johnsons brand names, as well as co-packing for approximately 15 other unaffiliated companies. Deering's plant encompasses 55,000 square feet which is used for the manufacturing and distribution of its products. Deering's product distribution currently covers the east coast of the United States from Maine to Florida.

     Disposal of Delicatessen Operations
     -----------------------------------

     As noted above, in July, 1996, the Registrant disposed of all of the operating assets of The Deli Maven and closed its operations.

Terrace Oceanside Restaurant
----------------------------

(a)  Restaurant Overview
     -------------------

     Terrace Oceanside Restaurant, operated by the Registrant's wholly owned subsidiary, The Lasko Companies, Inc., is a "casual, upscale, tablecloth" restaurant located on the Atlantic Ocean beach in a residential condominium complex of approximately 1,400 units. In addition, the area nearby the Restaurant has many residential condominium complexes. The Hallandale location for the Restaurant is between Miami Beach and West Palm Beach is readily accessible by residents of Dade, Broward and Palm Beach Counties, Florida, all of which have significant Orthodox Jewish populations that observe Jewish dietary laws.

     The designation of the Registrant's Terrace restaurant as "kosher" means that all the foods are kosher and are prepared in accordance with Jewish dietary laws. Terrace Oceanside Restaurant in Hallandale, Florida is under the supervision of the Orthodox Rabbinic Board of Broward and Palm Beach County ("ORB"). The ORB must approve the ingredients, foods, and preparation before it will certify a restaurant as "kosher". Therefore, the ability of the Registrant to successfully continue the Terrace Oceanside Restaurant's kosher status is dependent upon its continued compliance with the requirements of Rabbinic certification.

     The Terrace Oceanside Restaurant has seating for approximately 150 to 180 people. The Restaurant also has a lounge and cocktail area including a full service bar. Its full service kitchen is approximately 1,500 square feet. The Restaurant can seat parties of two to forty people comfortably.

(b)  Day-to-Day Restaurant Operations
     --------------------------------

     The Terrace Oceanside Restaurant offers a wide range of moderately priced food purchased, prepared, plated and served in compliance with applicable kosher foods laws and regulations. This "tablecloth" Restaurant features full waiter and bar service, and has a separate and distinct section designated as a private catering facility for parties, bar mitzvahs, small weddings, special family holidays and private dining experiences for groups ranging in size from 10 to 50.

     The Terrace Oceanside Restaurant seeks to deliver quality kosher dining at affordable prices on a consistent basis. The menu for the Terrace restaurants, which has been fully developed by the Registrant's corporate chef, is intended to be uniform and feature basic, but uniquely presented, kosher meals. The menu is of continental cuisine, with the price of entrees currently ranging from approximately $11 to $24. Since the Restaurant is located in south Florida, its operations are seasonal in nature and rely, to a significant degree, on tourism in the winter months to sustain them. Thus, the third calendar quarter (July-September) of each year, or the summer "slow" season has and is likely to continue to generate losses. The Registrant continues to review its Restaurant operations in light of this seasonality.

Kosher Vacations
----------------

     In the spring of 1989, the Registrant offered its first kosher vacation at the Registry Resort & Spa, f/k/a the Bonaventure Resort & Spa, Fort Lauderdale, Florida during the Jewish Passover holiday. The Jewish Passover holiday is eight days in length and occurs in the spring, generally around the Easter season. During Passover, observant Jews refrain from eating grain and grain-related products or utilizing utensils normally used with grain or grain-related products. In the last approximately twenty years, a Passover holiday vacation "industry" has developed, whereby families who observe the Jewish Passover rituals may go for the entire holiday and be assured full compliance with the Passover religious requirements and at the same time enjoy a vacation. The Registrant's Passover holiday vacation package includes accommodations, food and beverages, as well as use of all of the Registry's facilities, such as its golf courses, tennis courts, swimming pools and spa. Today, in addition to vacations such as the one operated by the Registrant, there are Passover cruise, skiing, Caribbean, Hawaiian and European vacations, all of which may be deemed to compete with the Registrant's vacations.

     The Registrant's 1989 Passover vacation was attended by approximately 300 persons, its 1990 Passover vacation by approximately 600 persons, and since Passover 1992, the Registrant has taken over the entire capacity of the Registry Resort & Spa for its annual Passover vacation operation at which it serves approximately 1,300 guests. Since 1992, the Registrant has had no difficulty in selling space for Passover at the full capacity of the Registry Resort & Spa. In each of the last four years, there has been a waiting list, and potential guests have had to be turned away. The average family of four pays approximately $6,000-$8,000 for the entire Passover vacation package, which generally runs 9 to 12 days depending each year upon what day of the week Passover begins.

     In February, 1997, the Registrant incorporated The Lasko Family Kosher Tours, Inc., as a wholly-owned subsidiary of the Registrant, for the purpose of managing and operating the Registrant's Passover holiday vacations business. All of the Registrant's agreements to operate Passover vacations, have been assigned to it wholly owned subsidiary The Lasko Family Kosher Tours, Inc.

     The accommodations at the Registry Resort & Spa include nine guest buildings, totaling 497 rooms, including suites (approximately 1,300 guests). The main conference center includes extensive kitchen facilities, three ballrooms, a substantial number of small meeting rooms and a health spa. On adjacent property, there are two world-class championship golf courses, as well as a tennis and racquet club. The Registrant's contract with the Registry Resort & Spa to use its facilities during the Passover holiday expires after the 1997 Passover holiday, although the Registrant has the option to extend the contract for an additional five years.

     The Fontainebleau Hilton Resort & Spa, located in Miami Beach, Florida, has over 1,200 guest rooms on 20 acres of oceanside gardens with rooms featuring magnificent ocean views. The Registrant utilizes approximately 260 of such rooms for its Passover program at this resort (approximately 700 guests). Each room has three telephones, a large screen television and a luxury marble bath and vanity area. There is a tropical lagoon, half acre rock grotto swimming pool, along with seven lighted tennis courts, two nearby championship golf courses, wind surfing, and of course, the ocean. The 30,000 square foot beachside spa features state of the art equipment, aerobics classes and modern spa facilities.

     The Rye Town Hilton is located in Rye, New York, approximately 40 minutes from New York City on 40 acres of landscaped land with spacious accommodations in 400 luxury rooms and suites. The facility includes indoor pool, a whirlpool, sauna, tennis courts and basketball court. Rooms range from a standard room to one bedroom suites, with views of the garden or pool areas. The Registrant is responsible for 148 rooms (approximately 400 guests).

     Management believes that in addition to providing world-class kosher vacation destinations, such as these three venues to attract guests, personal on-site management and operation is necessary for a successful outcome. Management believes that the Registrant and The Lasko Family Kosher Tours, Inc., through the various Lasko family members, has developed the reputation, expertise and personnel depth to market and operate its kosher Passover or other vacation sites successfully.


Food and Beverage Management
----------------------------

     A&E Management Corp. ("A&E"), a wholly owned subsidiary of the Registrant, manages the food and beverage operations at The Club at Emerald Hills in Hollywood, Florida. Under its agreement with Emerald Golf, Inc., an unrelated corporation which operates The Club at Emerald Hills, A&E manages Reflections Restaurant as well as the bar and lounge area and the catering operations at The Club at Emerald Hills. Reflections is a 165 seat restaurant and lounge. Reflections is not a kosher facility and none of A&E's other management activities at The Club at Emerald Hills involve kosher food or facilities. Neither operating personnel nor food products or preparation handled in conjunction with the Registrant's Terrace restaurants or Passover holiday vacations is commingled, at any time or in any manner, with A&E's management operations at The Club at Emerald Hills. These procedures are to ensure absolute adherence to Orthodox Jewish requirements to maintain the highest kosher standards and certifications at the Registrant's Terrace Oceanside Restaurant and Passover vacation venues.

Frozen Desserts
---------------

     On February 17, 1997, the Registrant acquired all of the assets and related liabilities of DownEast Frozen Desserts, LLC, a Delaware limited liability company unaffiliated with the Registrant, which manufactures and markets frozen desserts under the names Deering Ice Cream and Howard Johnson's with its principal offices and plant located in Portland, Maine. ("DownEast"). Under the Asset Acquisition Agreement signed as of December 9, 1996, and as amended as of February 7, 1997, the Registrant's new wholly-owned subsidiary, Deering Ice Cream, Inc., ("Deering") acquired such assets and related liabilities to continue the business of manufacturing and marketing frozen desserts.

     DownEast, formed in January, 1996, acquired the assets and some of the liabilities of Frozen Desserts, Inc., which owned and produced Deering Ice Cream. The Deering brand of ice cream has been available in the Northeastern United States since 1886.

     Deering currently manufactures and markets ice cream products under the Deering Ice Cream brand name ("branded products") and manufactures products for others ("co-packed products"). Both types of products are manufactured in an approximately 55,000 square foot building in Portland, Maine, which is leased at a rental of $125,000 per annum.

     Subsequent to October 26, 1996, DownEast entered into a Sublicense Agreement to acquire a license to manufacture and distribute Howard Johnson brand ice cream. This agreement, which has an initial term of four years and three three-year renewal periods thereafter, covers manufacturing and distributing products to stores and restaurants in the entire United States, excluding Florida and Puerto Rico. Under the terms of this agreement, Deering pays a royalty of 4% on all net sales of bulk ice cream and 2% on net sales of pre-packed ice cream. In addition, the agreement gives Deering the right to manufacture retail pack ice cream for the entire United States, including Florida. This includes the sale of Howard Johnson brand ice cream in pint and quart sizes to chain supermarkets, independent food markets, and convenience stores. The market for the pint and quart sizes is primarily in metropolitan New York City, the New England states, Florida and in those locations where the Howard Johnson restaurants exist.

     Management of Deering believes that the prior year sales of Howard Johnson products by the former manufacturer and distributor amounted to approximately $1,450,000. Howard Johnson restaurants purchased approximately 60% of all such products, with the remaining approximately 40% being sold to various types of food retailers. Howard Johnson restaurants are located from Maine to Florida and as far west as St. Louis, Missouri. Deering has arrangements to deliver Howard Johnson products to all these stores by common carrier truck or through distributors, depending on the location. Supermarket sales of Howard Johnson products are primarily in New England and metropolitan New York. It is Deering's intention to pursue vigorously increased sales of both bulk ice cream and pre-packed to all types of customers.

     Deering solicits business directly from supermarkets for its Deering branded pre-packed products. Except for one major customer, all products are delivered to supermarkets through two main distributors. These distributors are located in Maine and Massachusetts. Both handle pre-packed ice cream (quarts, half gallon and three gallon cans). Deering is substantially dependent on the distribution services of these two distributors. Prior to the Howard Johnson brand license acquisition, it was estimated that such distributions of Deering's product accounted for approximately 70% of its total business. Other distribution is achieved through a direct sale to one major supermarket chain, and the use of several smaller distributors in New England and the New York City metropolitan area.

     Deering's manufacturing operations fall into the following three general areas:

     (1) Manufacturing of pre-packed ice cream and bulk ice cream, which includes rounds, squares, individual servings and the like.

     (2) Manufacturing of ice cream specialties, which includes ice cream pies, cakes and rolls sold primarily under the Deering and Howard Johnson names. Deering has two separate lines, one to manufacture pies and cakes and the other for a variety of rolls.

     (3) Manufacturing of stickless novelties. These items are manufactured in a "glacier room," which is a self-contained unit to freeze, form, harden and box items, such as block bars, brownies bars, chip sandwiches and all other forms of stickless novelties.

     Branded Product: Prior to acquiring the license to manufacture and distribute Howard Johnson brand ice cream, the Deering ice cream brand business amounted to 47% of total sales for the first nine months of 1996. Its primary market area has been in Maine and New Hampshire.

     During its year of operation of Deering, the management of DownEast expanded the distribution of the Deering brand from Maine and New Hampshire into the six state New England region. Previous to DownEast's acquisition of Frozen Desserts, Inc., the Deering brand was primarily sold by two supermarket chains; however, during 1996 its distribution was expanded into every major supermarket chain in New England.

     Deering manufactures both quarts and half gallons of its Deering brand ice cream. These quarts and half gallons are sold in a "convocan" style round container. The packaging of Deering brand products, its theme and its format were all redeveloped during early 1996 to stress "Deering...Maine's Premium Ice Cream." Deering manufactures approximately twenty-five flavors in this line.

     Deering also manufactures bulk ice cream in three gallon cans. These are sold and distributed to ice cream stands and other food service operators. It also manufactures approximately twenty-five flavors in this line. Flavors are updated and changed as management determines according to management's perceptions on competitive conditions.

     Deering and Howard Johnson brand products are considered to be premium ice cream since the butterfat content is relatively high (12%), and air content is relatively low. Both Deering and Howard Johnson ice cream are made using all natural flavors at a high level of intensity.

     Prior to the Howard Johnson brand license acquisition, Deering's line of ice cream, cakes and rolls amounted to approximately 10% of its total branded business. Distribution and method of marketing is identical to ice cream distributed and sold in the convocan style round container. This product line is more unique since there are substantially fewer manufacturers of these type of products. Sales of this product line are typically seasonal, with some items selling during warm weather and others selling during the Thanksgiving and Christmas seasons.

     Deering is highly dependent on its supermarket customers as well as its distributors. There are approximately six major supermarket customers which buy Deering brand products from its two distributors. Excluding its Howard Johnson brand products, these six major supermarket chains currently account for the bulk of Deering's business. The largest chain accounts for approximately 19% of total sales, or 38% of total Deering branded sales.

     Raw materials, such as dairy products, sugar, corn syrup and flavorings for Deering's products, are in plentiful supply, although the price can fluctuate materially depending upon market supply and demand.

     Deering owns registered trademarks for the name "Deering" as well as several other names which are currently not in use. It also has, under the Sublicense Agreement with Howard Johnson, exclusive use of the Howard Johnson trademark for its frozen desserts. Nutritional labeling is required by the Federal government. Also, the Department of Agriculture of the State of Maine has certain inspection requirements with which Deering must comply at all times. There are no proposed governmental regulations known to management that could seriously affect the future business at this time. Deering brand products are certified kosher by the Union of Orthodox Jewish Congregations of America.

     The estimated amount of money spent on research and development during the past two fiscal years is under $30,000 per annum. Most research and development for customers is billed at the time it is incurred.

     The cost of complying with environmental laws is not specifically ascertainable; however, it is relatively low compared to the total cost of other expenditures such as plant and equipment maintenance.

     Co-Packing: Deering also manufactures ice cream products for others, which is commonly referred to as co-packing. This business accounted for approximately 52% of DownEast's business for the first nine months of 1996. Deering manufactures pre-packed ice cream and novelties for supermarket chains, other brands, and ice cream distributors. This business is highly competitive and most competitors are substantially larger and better financed than Deering. Management believes, however, that it has certain unique advantages, since it attracts brands which desire high quality products or which have products that require special attention or care.

     The bulk of products made in Deering's glacier room are stickless novelties made for co-packing customers of Deering. These products include brownies, certain types of ice cream sandwiches, block bar and other products which generally require enrobing or covering an individual serving of ice cream with either chocolate or some form of cookie.

     Deering services co-packing customers throughout the United States. The three largest co-packing customers amount to 33% of Deering's total co-packing sales.

     Deering believes it has a somewhat unique position in the co-packing business, since there are relatively few companies which can make stickless novelties due to the high cost of the specialized equipment involved. Management of Deering believes that there are approximately five companies serving this rapidly growing marketing segment in the eastern United States.

     In consideration for the acquisition of DownEast's assets the Registrant issued to DownEast: (1) 918,900 shares of the Registrant's Common Stock; and (2) Warrants to purchase 250,000 additional shares of the Registrant's Common Stock at a exercise price of $1.1875 exercisable commencing February 17, 1997, and expiring August 31, 2000. The Registrant also paid DownEast approximately $114,000 in cash.

     In connection with the acquisition, the Registrant issued to each of Samuel
H. Lasko and Jonathan D. Lasko (collectively the "Laskos") Warrants to purchase 375,000 shares of the Registrant's common stock at $1.1875 per share. The Laskos surrendered their respective performance options to purchase up to 750,000 shares of the Registrant's common stock, contained in their respective Employment Agreements. In addition, the Laskos entered an option agreement to purchase the businesses, assets or capital stock of three of the Registrant's wholly owned subsidiaries, The Lasko Family Kosher Tours, Inc., The Lasko Companies, Inc. and A&E Management, Inc. at the fair market value thereof to be independently determined. The option is exercisable for approximately three years commencing April 1, 1998 until February 17, 2001, or earlier under certain circumstances, and will be presented to the Registrant's shareholders for approval at the 1997 Annual Shareholders meeting.

Disposal of Delicatessen Operations
-----------------------------------

     As noted above, in July, 1996, the Registrant disposed of all of the operating assets of The Deli Maven and closed its operations in Boca Raton, Florida.

Advertising and Marketing
-------------------------

     The Registrant currently markets its vacation and restaurant products and services primarily through local newspapers and the use of mailing lists. Deering advertises in newspapers, Sunday supplements, on radio and has limited TV exposure. It also utilizes public relations campaigns in the Portland, Maine, Boston, Massachusetts and Providence, Rhode Island markets.

     The Registrant presently anticipates engaging in the future outside professional marketing firms to conduct its marketing activities, none of whom yet have been engaged. Such marketing activities may include an evaluation of all aspects of the Registrant's products and services. Depending upon the outcome of any such marketing evaluations, the Registrant may decide to make changes with respect to the marketing of its products and services.

Competition
-----------

     The casual dining restaurant industry is intensely competitive with respect to price, service, location, themes and food quality. However, the kosher upscale restaurant dining industry is not nearly as competitive as the non-kosher restaurant industry. While there are many casual dining and themed restaurant competitors in the marketplace, there are few kosher casual dining restaurants. There are, however, several kosher restaurants in the South Florida area which compete with the Registrant's restaurant operations.

     It must be noted that the restaurant business is often affected by arbitrary changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the number and locations of competing restaurants and employment trends.

     The Registrant believes that there are many other kosher holiday vacation packages offered in the United States and Caribbean, all of which provide intense competition to the Registrant's kosher holiday vacation packages.

     The ice cream business is very competitive, and the Registrant's subsidiary faces competition from other companies which are substantially larger and better financed. However, Deering competes through intensive marketing, public relations and in-store demonstrations. Many supermarkets charge slotting fees, which is a fee imposed by the retailer for placing particular products in their stores. Slotting fees are high and can be a barrier to entry for those companies which cannot afford these charges.

Government Regulation
---------------------

     The Registrant is subject to various federal, state and local laws affecting its businesses. Each of the Registrant's food service operations is subject to licensing regulation by numerous governmental authorities which may include alcohol beverage control, building, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the necessary licenses or approvals could delay or prevent the development of a new Terrace restaurant in a given area.

     Alcoholic beverage control regulations generally require that the Registrant's restaurants apply to the specific authority for a license or permit to sell alcoholic beverages on the premises. Typically, an alcoholic beverage license must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Registrant's restaurants, including minimum age of patrons and employees, hours of operation, advertising, purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. The failure of a restaurant to obtain or retain a liquor or food service license would adversely affect that particular restaurant's operations.

     Restaurants in most states are subject to "dram shop" laws and legislation, which impose liability on licensed alcoholic beverage servers for injuries or damages caused by their negligent service of alcoholic beverages to a visibly intoxicated person or to a minor, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. The Registrant maintains liquor liability insurance as part of its existing comprehensive general liability insurance.

     In the opinion of Deering's management, it complies with all state and federal government regulations applicable to the frozen dessert industry.

     In addition to federal, state and local laws affecting its businesses, the Registrant's operations serving kosher foods must adhere to Jewish religious dietary laws.

Employees
---------

     The Lasko Family Kosher Tours, Inc. employs 7 full time employees and 2 part time persons to manage the reservations and confirmations for the its Passover holiday vacations. During the Passover holiday, it temporarily increases its staff to service the guests at each of the vacation venues it operates by approximately 75 to 100 people.

     A&E Management Corp., managing the food and beverage and restaurant operations at the Club at Emerald Hills, currently employs a total of 55 people, full and part time, in its operations, of which all are kitchen, banquet and wait staff.

     At the present time, The Lasko Companies, Inc., operating the Terrace Oceanside Restaurant, has two administrative employees, a full time kitchen staff of 5, a wait staff of 12, a Maitre' D, and a corporate chef.

     Deering Ice Cream, Inc. currently employs approximately 30 full-time employees and hires up to 20 temporary employees, as necessary. Eight employees are in administration and sales, the remainder are in production and shipping. In addition, as a result of the DownEast acquisition, the Registrant entered into a three year employment agreement with Mr. Milton Namiot, President of

DownEast, whereby Mr. Namiot serves as the President and Chief Executive Officer ("CEO") of the Deering subsidiary in addition to serving as CEO of the Registrant.

     The Registrant also filled the two vacancies on its Board of Directors with the appointment of Steven Shulman and Richard Power to its Board. Messrs. Shulman and Power are members of DownEast and intend to stand for election the at 1997 Annual Shareholders' meeting.


Item 2 - Description of Property
--------------------------------

     The Registrant has a five-year lease ending in May, 2000, with a five-year option exercisable under certain circumstances, for the Terrace Oceanside restaurant facility of approximately 3,750 square feet located on the Atlantic Ocean beach in Hallandale, Florida, with the condominium association which owns the facility. The Terrace Oceanside Restaurant opened at this location on October 23, 1995.

     The Lasko Family Kosher Tours, Inc. operates its current kosher holiday vacations under separate agreements with three different venues which expire at different times:

     1. Registry Resort & Spa, in Ft. Lauderdale, Florida. The Registrant's agreement to operate a Passover holiday vacation at the Registry Resort & Spa f/k/a the Bonaventure Resort & Spa extends through the 1997 Passover holiday, and the Registrant has exercised its option to extend the agreement for an additional five years.

     2. The Fontainebleau Hilton Resort & Spa. The Registrant has an agreement to operate a Passover holiday vacation at The Fontainebleau Hilton Resort & Spa through Passover, 1999.

     3. Rye Town Hilton. The Registrant has an agreement with the Rye Town Hilton to operate its kosher holiday vacation operations through Passover 1999.

     A&E Management Corp. has a five year lease with Emerald Golf, Inc., to lease property located at The Club at Emerald Hills to operate a restaurant, cocktail lounge and a banquet and/or catering operation. A&E has the option to renew the lease for an additional five years upon the same terms and conditions provided it is not in default and proper notice of the exercise of the option is given.

     Deering Ice Cream, Inc. leases approximately 55,000 square feet at 135 Walton Street in Portland, Maine, for use as its principal offices and manufacturing plant. The lease term is for five years at a rate of $125,000 per year.

     The Registrant leases approximately 2,000 square feet at 2699 Stirling Road in Ft. Lauderdale, Florida, for use as its executive offices and reservation center. The lease term is for 3 years at a rate of $25,440 per year. Management believes that the above facilities will be sufficient for its operations in the foreseeable future.

Item 3 - Legal Proceedings
--------------------------

     The Registrant is not currently a party to any material legal proceeding.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the past fiscal year, the Registrant has not submitted any matter to a vote of security holders other than election of directors and appointment of independent auditors at its 1996 annual Meeting of Shareholders.

                                    PART II
                                    -------

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     (a) Market Information. Since the Registrant's initial public offering in early December, 1995, the Registrant's common stock and common stock purchase warrants have been and currently are traded in the NASDAQ SmallCap Market.

     Set forth below is the range of high and low sales prices of the common stock and common stock purchase warrants for each month since the Registrant's initial public offering as reported by NASDAQ for those periods. The prices represent quotations between dealers. The quotations do not include retail markups, markdowns, or commissions and may not represent actual transactions.


                                                        Bid           Ask
                                                        ---           ---
Type of Security     Quarter Ended                 High    Low     High    Low
----------------     -------------                 -----   ---     ----    ---

Common Stock         December 29, 1995/(1)/        6 1/8  2 1/4   7 1/8   4 1/4

                                                       High            Low
                                                       ----            ---

                     March 31, 1996 /(2)/               6 3/4          4 1/4
                     June 30, 1996/(2)/                 4 5/8            3
                     September 30, 1996/(2)/            4 1/2          2 3/4
                     December 31, 1996/(2)/             1 1/16          7/8
                     Jan. 2, 1997 - Mar. 25/(2)/        1 1/2          1 5/16


                     Quarter Ended                 High    Low     High    Low
                     -------------                 ----    ---     ----    ---

Purchase Warrants    December 29, 1995/(1)/        1 1/2   3/4       2    1 1/2

                                                       High            Low
                                                       ----            ---

                     March 31, 1996/(2)/               2 1/2           1 1/4
                     June 30, 1996/(2)/                1 3/4             1
                     September 30, 1996/(2)/           1 5/8            1/2
                     December 31, 1996/(2)/              5/16           5/16
                     Jan. 2, 1997 - Mar. 25/(2)/         5/8            5/8

-------------------

/(1)/ Includes only the period December 6, 1996 through December 29, 1996.
/(2)/ In February, 1996, NASDAQ changed its reporting system to no longer including Bid and Ask amounts; therefore, the prices shown for these dates only reflect the High and Low actual sales price.

     (b) Holders. As of December 31, 1996, there were 19 holders of record of the Registrant's common stock, and 2 holders of record of its common stock purchase warrants. The Registrant believes that it has a greater number of shareholders because the Registrant believes that a substantial amount of its common stock is held of record in street name by broker-dealers for their customers.

     (c) Dividends. As of December 31, 1996, the Registrant has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.


Item 6 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations -- Terrace Holdings, Inc.
-----------------------------------------------

Year ended December 31, 1996 compared to year ended December 31, 1995

     The Registrant's consolidated net loss for the year ended December 31, 1996 was approximately $1,156,000 compared with its combined net loss of approximately $591,000 for the year ended December 31, 1995. This substantial increase is due to the following factors. In 1996, the Registrant purchased additional Passover holiday contracts the required amortization of which resulted in a net loss of $185,528. Selling, general and administrative expenses increased by 221% from $581,200 in 1995 to $1,612,179 in 1996 primarily due to increases in professional fees, payroll and related expenses, and costs associated with the purchases of the new holiday venues. In addition, the Registrant's aggressive attempts at possible acquisition candidates has also increased the associated fees and other costs even though benefits were not realized in 1996.

Passover Holiday Vacations Segment

     Through Passover 1995, the Registrant operated one Passover vacation venue at the Registry Resort & Spa, f/k/a the Bonaventure Resort & Spa in Fort Lauderdale, Florida. In January, 1996, the Registrant purchased additional Passover holiday contracts for three other venues. Revenues for the year ended December 31, 1996 were $3,751,700 or 103% higher than the $1,844,000 recorded in the comparable period of 1995. The substantial increase in revenue resulted from the addition of three Passover holiday contracts. Cost of sales increased by 138% from $1,315,500 in 1995 to $3,134,500 in 1996. This increase is due to the three additional venues. The gross profit percentage decreased to 16% from 28% at December 31, 1995 mainly because increased costs and required amortization (as noted below) associated with the new venues. Management currently believes that it can realize maximum profitability potential from these venues through the remaining contract lives, although no assurance to that effect can be given.

     Selling, general and administrative expenses increased by 357% from $139,060 in 1995 to $636,100 in 1996. The increase is due primarily to the costs related to the purchase of the additional holiday venues. These costs include a charge to amortization expense of $260,000, as well as other costs associated with the new venues, such as travel expense associated with new locations. Operating expenses also increased due to professional fees associated with the Registrant's expansion into the pubic marketplace. As a result of the above, the net loss for the year ended December 31, 1996, was $18,800 as compared to net income of $292,300 for the corresponding period of 1995.

Restaurant and Catering Segment.
--------------------------------

     The Registrant's operations at The Club at Emerald Hills in Hollywood, Florida are derived from its wholly owned subsidiary, A&E Management Corp.'s operation of the Reflections Restaurant and catering private functions. During 1996, the golf club where the restaurant and catering facility are located changed its membership policies resulting in a slightly higher number of golfers and, thus, people using the Registrant's food and beverage operations there. This translated into slightly higher revenues in the restaurant of approximately $909,200 for the year ended December 31, 1996 compared to approximately $856,800 for the year ended December 31, 1995.

     Net loss for the year ended December 31, 1996 was approximately $59,150 as compared to net loss of approximately $137,886 for the year ended December 31, 1995. This decrease in loss was primarily due to an overall decrease in cost of sales.

     With respect to the Terrace Oceanside Restaurant, net loss for the year ended December 31, 1996 was $130,000 as compared to a net loss of $137,738 for the year ended December 31, 1995. The Registrant currently believes that the costs it has incurred associated with its initial start up have substantially ended and that the Registrant should be able to increase its profitability with each coming season, although no assurance to that effect can be given.

Disposal of Delicatessen Operations.
------------------------------------

     In July, 1996, the Registrant disposed of all of the operating assets of its subsidiary, Prime Concern Kosher Foods, Inc., operating "The Deli Maven" delicatessen in Boca Raton, Florida. Management of the Registrant believed that in order to fully realize both revenue and net income potential, the physical size of The Deli Maven had to be increased. Management could not increase the physical size of The Deli Maven and accordingly closed the operation.

New Acquisition -- Frozen Dessert Segment.
------------------------------------------

     As stated above, in February, 1997, the Registrant's new wholly-owned subsidiary, Deering Ice Cream, Inc., ("Deering") acquired all of the assets and related liabilities of DownEast Frozen Desserts, LLC, which manufactures and markets frozen desserts under the name Deering Ice Cream. ("DownEast").

     Due to the lack of comparable audited financial data for the prior year, it is impossible to compare results of DownEast to the equivalent period of 1995. Sales for nine month period ended October 26, 1996 totaled $5,008,049. Gross profit for that period was $431,821, or 8.6% of sales, yielding a loss of $796,872, which was substantially greater than had been anticipated. Management believes that this was due to several reasons.

     First, cream prices increased from $0.65 to $1.55 per gallon of finished product during the first nine months of 1996 before starting to recede in October. The net impact of this additional cost was $202,000 on Deering branded product and an additional $23,000 on co-packed product, resulting in an aggregate increase of $225,000 over planned expense.

     Second, DownEast's plant sustained excessive down time due to malfunctioning equipment during the first five months of 1996. Management of DownEast believes that this accounted for an estimated $100,000 in excess labor and material costs. The high level of maintenance of $268,000, charged to cost of sales, can be attributed to equipment problems sustained during the period February to June, 1996. Management of DownEast believes that the $327,000 expended for capital equipment during the period, plus the high level of maintenance experienced, will result in future operations of DownEast being less prone to lost production and more efficient machinery operation.

     Sales and marketing expenses of $512,000 for branded product during the nine month period ended September 30, 1996, although high, were necessary to complete the DownEast's objective of expanding the Deering brand into the six state New England area while maintaining market share in the base markets of Maine and New Hampshire. These expenditures included $156,850 of promotional discounts and allowances intended to compete with the reduced prices and aggressive promotion of a large national manufacturer and a leading regional brand. The effectiveness of these expenditures was partially diminished due to the later than planned introduction of Deering products by some chains, as well as "start-up" distributional inefficiencies. Management of DownEast believes that these problems should not be present in 1997, although no assurances can be given.

     Current market prices for ingredients used in Deering's products have fallen to their levels of February, 1996. Management believes that if these prices remain relatively stable in the near future, recent sales price increases instituted should contribute to improved future performance. Additionally, DownEast has retained a consulting firm which suggested certain operating improvements which include reduction of overhead expense, more efficient use of labor, better production planning techniques and methods to reduce material shrinkage. These suggestions are currently being implemented.

     Management of Deering anticipates that the addition of the Howard Johnson line will increase branded sales by at least 50% and total sales by 24% from 1996, although these can be no assurance that either or both will occur. DownEast is in the process of formulating an aggressive marketing plan, which includes repackaging and representing the line, establishing a larger and stronger sales representation force and creating broader distribution.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1996, the Registrant had cash of approximately $1,571,000 and working capital of approximately $1,410,000 substantially all of which was a result of the proceeds received from the Registrant's public offering of its securities. Prior to its public offering, the Registrant, and its subsidiaries, relied principally on certain bridge and related party loans and internally generated funds to fund its working capital expenditures.

Seasonality
-----------

     The Registrant's sales in its restaurant operations in South Florida are highly seasonal, with the third quarter being substantially lower than the other quarters of the year, due to weather and the dining habits of the Registrant's guests. Additionally, the extremely seasonal nature of Passover holiday will also continue to affect that aspect of the Registrant's business.

Item 7 - Financial Statements
-----------------------------

     The financial statements to this Form 10-KSB are attached commencing on Page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its accountants in fiscal 1996 or 1995.

                                    PART III
                                    --------

Item 9 - Directors, Executive Officers, Promoters and Control Persons;
---------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

     As of December 31, 1996, and April 14,1997, the Registrant's directors and executive officers were:


Name                  Age    Position Held

Milton Namiot          56     Chief Executive Officer /(1)(6)/

Dr. Samuel H. Lasko    52     Chairman of the Board of Directors, Treasurer and
                              Chief Executive Officer, President and Director
                              /(2)(6)/

Jonathan S. Lasko      26     Executive Vice-President,/(3) / Secretary, Chief
                              Operating Officer and Director /(6)/

Bruce S. Phillips      54     Director

Howard Zimmerman       54     Director /(4)/

Bernard Rubin, M.D.    49     Director /(5)/

Steven Shulman         58     Chairman of the Board of Directors /(6)/

Richard Power          48     Director /(6)/


/(1)/ In connection with, and as of the consummation of the DownEast transaction, effective February 17, 1997, Mr. Namiot was appointed as Chief Executive Officer.

/(2)/ Dr. Lasko served Chairman of the Board, Treasurer, Chief Executive Officer and President from inception. Effective February 17, 1997, he served only as President, Treasurer and as a Director.

/(3)/ Effective February 17, 1997, the Registrant discontinued the position of
      Executive Vice President.

/(4)/ As described below, Mr. Zimmerman voluntarily resigned as of November 4, 1996.

/(5)/ As described below, Dr. Rubin voluntarily resigned as of February 17, 1997.

/(6)/ In connection with the DownEast transaction described above, effective
      February 17, 1997, Messrs. Shulman and Power were appointed directors of the Registrant. Subsequent thereto, the Board of Directors elected Mr. Shulman as Chairman of the Board, Milton Namiot as Chief Executive Officer, Samuel Lasko as President and Jonathan Lasko as Chief Operating Officer. In addition, Milton Namiot was elected the President and Chief Executive Officer of Deering, the Registrant's wholly owned subsidiary, and Samuel and Jonathan Lasko were elected as the President and Chief Executive Officer, and the Executive Vice President and Chief Operating Officer, respectively, of each of the Registrant's other wholly owned subsidiaries The Lasko Companies, Inc., A&E Management, Inc. and The Lasko Family Kosher Tours, Inc.

     MILTON NAMIOT, age 56, is currently the President of Deering as well as the Manager of DownEast. In addition, since consummation of the DownEast transaction, Mr. Namiot has served as Chief Executive Officer of the Registrant. From 1989 through 1995, he was president and chief executive officer of Brigham's, Inc., Arlington, Mass, a manufacturer and marketer of "upscale" ice cream and yogurt in the Northeast United States and operator of approximately 50 family style restaurants. From 1986 to 1989, he was an independent consultant to a number of food companies. From 1983 to 1986, Mr. Namiot was a senior vice president, consumer products and business development at Gulf & Western Industries, Inc. Prior thereto, he held a number of executive positions in food and related products companies. Mr. Namiot holds an A. B. in chemistry from Brandeis University, an M.S. in chemistry from Boston University and an M.S. in Management from the Massachusetts Institute of Technology.

     DR. SAMUEL H. LASKO, age 52, has been President, Treasurer and a director of the Registrant since its inception in October, 1988, and was Chairman of the Board of Directors and Chief Executive Officer from August, 1995 until February 17, 1997, immediately following the DownEast transaction. Dr. Lasko has also been president of A&E Management Corp. since October 27, 1993, The Lasko Companies, Inc. since May 11, 1995, and Prime Concern Kosher Foods, Inc. since December, 1995. From 1990 to 1994, Dr. Lasko was also the owner and director of Just for Kids Academy in Fort Lauderdale, Florida, a private child care and school facility. From 1983-1985, Dr. Lasko owned and operated Abbott School of Miami Beach, an educational institution specializing in the care and education of Jewish children. From 1985-1989, Dr. Lasko served as the Headmaster of the Beth Shalom Academy in Hollywood, Florida, a Jewish elementary day school comprised of two campuses. Dr. Lasko holds a B.A. from Yeshiva University in New York City and received his Ed.D. in 1984 from the University of Maryland. Dr. Lasko is the father of Jonathan S. Lasko, currently the Secretary and the Chief Operating Officer of the Registrant and one of its Directors, and the brother-in-law of Bruce S. Phillips, a director of the Registrant.

     JONATHAN S. LASKO, age 26, has been a Director of the Registrant since September, 1994, and its Chief Operating Officer and Secretary since August, 1995. He was also the Registrant's Executive Vice-President from May, 1993 until February 17, 1997, immediately following the DownEast transaction, when the Registrant discontinued that position. Mr. Lasko has also been vice-president of A&E Management Corp. since October 27, 1993, The Lasko Companies, Inc. since May 11, 1995 and Prime Concern Kosher Foods, Inc. since December, 1995. Mr. Lasko began in the food service industry in 1985, working for a corporate event planning firm, Parties by Neil, in Miami, Florida. Mr. Lasko attended Yeshiva University, New York, New York, in 1988 and 1989, and Bernard Baruch College of City University of New York, New York in 1990 and 1991. From November, 1989 until October, 1991, Mr. Lasko worked part-time for Ram Caterers, a kosher caterer in the New York City metropolitan area, as a manager and salesman. In addition, from January, 1990 until October, 1993, when he became a full-time employee of the Registrant, Mr. Lasko was a part-time employee of the Registrant and managed its food and beverage operations for its Passover holiday vacation. Mr. Lasko is the son of Dr. Samuel H. Lasko, currently the President and Treasurer of the Registrant and one of its directors, and the nephew of Bruce S. Phillips, a director of the Registrant.

     BRUCE S. PHILLIPS, age 54, has been a director of the Registrant since August, 1995. He is a graduate of City College of New York. From April, 1988 until August, 1994, Mr. Phillips was president and director of Frem Corp., a plasticware manufacturer. Since August, 1994, Mr. Phillips has owned PFS Venture Group, a business management and financial consulting firm. Mr. Phillips is the brother-in-law of Dr. Samuel H. Lasko, a director of the Registrant and its President and Treasurer, and the uncle of Jonathan S. Lasko, a director of the Registrant and its Secretary and Chief Operating Officer.

     HOWARD ZIMMERMAN, age 54, was a director of the Registrant from August, 1995 until he voluntarily resigned from that position on November 4, 1996.

     BERNARD RUBIN, M.D., age 49, was a director of the Registrant from August, 1995 until he voluntarily resigned from that position on February 17, 1997.

     STEVEN SHULMAN, age 58, has been an active independent investment banker since 1984. He has served as a director of number of public and private companies and is currently a director of Beacon Properties Corporation, a New York Stock Exchange listed corporation. Mr. Shulman holds an M.S. in Industrial Management from the Stevens Institute of Technology, where he currently serves as Vice Chairman of its Board. In connection with the DownEast transaction described above, Mr. Shulman was appointed a director of the Registrant and elected the Chairman of the Board of Directors.

     RICHARD POWER, age 48, has been the President of Carlisle Plastics, Inc., a division of Tyco International Ltd., a New York Stock Exchange listed corporation, since January, 1997. He served as a consultant to Tyco from 1995 through 1996, Vice President and Chief Financial officer of Abex Inc. a New York Stock Exchange listed corporation between 1994 and 1995, and was the Managing Director of a private investment company from 1992 through 1994. Mr. Power holds a B.S. and an M.B.A. from Boston College. In connection with the DownEast transaction described above, Mr. Power was appointed a director of the Registrant.

     Directors are elected on an annual basis. All directors of the Registrant hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. At present, the Registrant's by-laws provide for not less than one director nor more than seven. Until the DownEast transaction there were five directors, and as of February 17, 1997, there are seven directors. The Registrant's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

Director Compensation

     Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors and commencing in fiscal 1996, non-employee directors were paid $750 for each directors' meeting attended. The Registrant anticipates that the Board of Directors will meet at least four times a year.

Item 10 - Executive Compensation
--------------------------------

     The following table sets forth all compensation paid or distributions made during the fiscal years ended December 31, 1996, 1995 and 1994, by the Registrant or any of its subsidiaries to the Chief Executive Officer of the Registrant and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000.



                           SUMMARY COMPENSATION TABLE
                                                                                 Long-Term
                                                                                 Compensation
                                          Annual Compensation                    Awards
                                          --------------------                   ------
Name and Principal Position       Year Ended      Salary        Other Annual     Options
                                  December 31                   Compensation
---------------------------       -----------     ------        ------------     -------
Samuel H. Lasko                   1994            $13,600/(1)/   $274,365/(2)/       ---
Chief Executive Officer and       1995            $31,403        $169,081/(3)/     750,000/(7)/
President                         1996            $95,000        $  9,517/(4)(5)/

Jonathan S. Lasko                 1994            $21,600        $ 40,409/(6)/       ---
Executive Vice President and      1995            $24,592        $169,081/(3)/     750,000/(7)/
Secretary                         1996            $70,000        $  7,255/(4)/


/(1)/   Paid by A&E Management Corp. ("A&E").

/(2)/ Represents "S" corporation distributions in the nature of dividends of $233,957 and $40,409.

/(3)/ Represents combined "S" corporation distributions in the nature of dividends through December 5, 1995, when the Registrant first offered and sold its securities to the public.

/(4)/ Represents amounts paid for lease of automobile and automobile insurance.

/(5)/ Does not include repayments of loans from A&E, the Lasko Companies, Inc. and the Registrant.

/(6)/   Represents "S" corporation distributions in the nature of dividends.

/(7)/ In connection with the DownEast acquisition, each of Samuel Lasko and Jonathan Lasko surrendered their respective right to performance options, contained in their respective Employment Agreements and, in lieu thereof, the Registrant issued to each of Samuel H. Lasko and Jonathan D. Lasko warrants to purchase 375,000 shares of the Registrant's common stock at $1.1875 per share exercisable immediately and expiring August 31, 2000.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

     The following table sets forth options exercised by the Registrant's chief executive officer and the Registrant's two other most highly compensated executive officers during fiscal 1996, and the number and value of all unexercised options at year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Registrant's stock at fiscal year-end. On that date, none of the Registrant's executive officers held exercisable options which were "in-the-money".



                                                                          Number of
                                                                          Securities             Value of
                                                                          Underlying           Unexercised
                                                                         Unexercised           In-The-Money
                                                                         Options/SARs          Options/SARs
                                                                        at FY-End (#)         at FY-End ($)

                          Shares Acquired         Value                  Exercisable/          Exercisable/
Name                      on Exercise (#)         Realized ($)          Unexercisable         Unexercisable
----                      ---------------         ------------          -------------         -------------
Milton Namiot /(1)/            ---                       ---                 ---                   ---

Samuel H. Lasko                ---                       ---           0/750,000 /(2)/             $0/0

Jonathan S. Lasko              ---                       ---           0/750,000 /(2)/             $0/0

---------------------------------------
/(1)/ Mr. Namiot was not an officer of the Registrant in 1996. He was elected an officer on February 17, 1997, following the DownEast transaction.

/(2)/ Represents options(based on performance by the Registrant) contained in the Laskos employment agreements. In connection with the DownEast acquisition, effective February 17, 1997, each of Messrs. Samuel and Jonathan Lasko voluntarily surrendered their respective right to these options and, in lieu thereof, the Registrant issued to each of Samuel H. Lasko and Jonathan D. Lasko warrants to purchase 375,000 shares of the Registrant's common stock at $1.1875 per share exercisable immediately and expiring August 31, 2000.

Employment Agreements and Aggregate Options Holdings

        The Registrant has entered into 5-year employment agreements, ending August 31, 2000, with each of Dr. Samuel H. Lasko and Jonathan S. Lasko.

        Under his employment agreement, Dr. Samuel H. Lasko receives an annual base salary of $95,000 for the first two years, $125,000 for the third year, $150,000 for the fourth year and $175,000 for the fifth year of his employment. Under his employment agreement, Jonathan S. Lasko receives an annual base salary of $70,000 for the first two years, $95,000 for the third year, $115,000 for the fourth year and $125,000 for the fifth year of his employment. In connection with the DownEast transaction, by amendments dated

February 17, 1997, to their respective employment agreements, Dr. Lasko and Jonathan Lasko volutarily surrendered their one-time performance based options under their respective employment agreements to purchase up to an aggregate of 750,000 shares of common stock, and in lieu thereof, the Registrant issued to each of Samuel Lasko and Jonathan Lasko, warrants to purchase 375,000 shares of its common stock at an exercise price of $1.1875 per share. The employment agreements also entitle the individuals to the use of an automobile and to employee benefit plans, such as group life, health , hospitalization and life insurance. Under each of these employment agreements, employment terminates upon death or total disability of the employee and may be terminated by the Registrant for "cause," which is defined, among other things, as the willful failure to perform duties, embezzlement, conviction of a felony, or breach of the employee's covenant not to compete or maintain confidential certain information. The Registrant maintains a $1 million life insurance policy on the life of Jonathan Lasko.

     In connection with the DownEast transaction, the Registrant entered into a 3-year employment agreement, effective February 17, 1997, and ending August 31, 2000, with Milton Namiot, whereby Mr. Namiot will serve as the President and Chief Executive Officer of Deering and Chief Executive Officer of the Registrant. Under his employment agreement, Mr. Namiot receives an annual base salary of $175,000.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table provides information concerning the beneficial ownership of common stock of the Registrant by each director, certain executive officers, and by all directors and officers of the Registrant as a group as of December 30, 1996. In addition, the table provides information concerning the beneficial owners known to the Registrant to hold more than 5 percent of the outstanding common stock of the Registrant as of December 30, 1996.


                                               Amount and Nature of
Name of Beneficial Owner                     Beneficial Ownership/(1)/  Percent of Class/(1)(2)/
------------------------                     -------------------------  ------------------------
Dr. Samuel H. Lasko/(3)/                         383,750/(4)/                   11.58%
Jonathan S. Lasko/(3)/                           380,000                        11.47%
Bruce S. Phillips                                    ---                          ---
Bernard Rubin                                        ---                          ---

All Directors and Executive Officers as a
Group  (4 persons)/(5)/                          763,750                        23.05%

--------------------
/(1)/ In each case the beneficial owner has sole voting and investment power except that shares held by Dr. Samuel H. Lasko are held in joint tenancy with his wife Arlene Lasko and the shares held by Jonathan S. Lasko are held in joint tenancy with his wife Ellen J. Lasko.

/(2)/ The calculation of percent of class is based upon the number of shares of common stock outstanding as of December 30, 1996.

/(3)/ c/o Terrace Holdings, Inc. 2699 Stirling Road, Suite C-405, Fort Lauderdale, Florida 33312.

/(4)/   Includes 3,750 shares held for the benefit of Dr. Lasko's minor child.

/(5)/ Howard Zimmerman resigned as director of the Registrant effective November 4, 1996.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

  In September, 1995, in a tax-free reorganization under federal income tax laws and rules, Bon Adventure Kosher Tours, Inc. ("BAKT") was merged into the Registrant. In connection with such merger, Samuel H. Lasko received 672,500 shares of the Registrant in exchange for his shares of common stock of BAKT, and Jonathan S. Lasko received 632,500 shares of the Registrant in exchange for his shares of common stock of BAKT.

  In December, 1995, in separate tax-free reorganizations, the Registrant acquired from Samuel Lasko and Jonathan Lasko all of the outstanding stock of A&E Management Corp. and The Lasko Companies, Inc. In connection with such reorganizations, Samuel H. Lasko and Jonathan S. Lasko each received 30,000 shares of the Registrant in exchange for his respective shares of A&E Management Corp. and 25,000 shares of the Registrant in exchange for his respective shares of The Lasko Companies, Inc.

  In December, 1995, the Registrant acquired from Irving Kraut, an unaffiliated party, all of the issued and outstanding shares of common stock of Prime Concern Kosher Foods, Inc. in exchange for 250,000 shares of Common Stock of the Registrant.

  Effective July 1, 1995, A&E Management Corp. ("A&E") and Prime Concern Kosher Foods, Inc. ("Prime Concern") entered into an agreement whereby A&E provided certain management services to Prime Concern and acted as the primary operator of the Deli Maven, Prime Concern's retail kosher delicatessen in Boca Raton, Florida, for a period of six months for a non-refundable fee of $50,000 payable on the earlier of the closing of the Registrant's public offering or March 31, 1996. As noted, the Registrant's public offering was closed on December 11, 1995.

  Samuel Lasko has lent Terrace Holdings, Inc., the Lasko Companies, Inc. and A&E Management Corp. the sums of $7,276, $42,715 and $235,558, respectively, for an aggregate of $285,549. Each loan provides that interest is payable at the prime rate of interest and principal and interest is due on demand. $100,000 of principal of these loans was repaid from the proceeds of the Registrant's offering. Pursuant to agreements, the remaining principal of $185,549, together with all accrued interest, was payable out of the Registrant's working capital in twelve equal monthly installments commencing in December, 1995. At December 31, 1996, the principal balance of these loans was paid in full.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits

      (3)(i) Articles of Incorporation *
      ----------------------------------

      (3)(ii) By-laws *
      -----------------

      (3)(iii) Instruments defining the rights of holders *
      -----------------------------------------------------


  (10) Material Contracts **
  -----------------------

  The following Material Contracts are filed herewith:
         10.1              Assignment of Passover Contract from Registrant to The Lasko Family
                           Kosher Tours, Inc. for the Registry Resort & Spa f/k/a the Bonaventure Resort &
                           Spa

         10.2              Assignment of Passover Contract from Registrant to The Lasko Family
                           Kosher Tours, Inc. for The Fontainebleau Hilton Resort & Spa

         10.3              Assignment of Passover Contract from Registrant to The Lasko Family
                           Kosher Tours, Inc. for the Rye Town Hilton

         10.4              Asset Acquisition Agreement and Amendment thereto between Terrace
                           Holdings, Inc. and DownEast Frozen Desserts, LLC.

         10.5              Sublicense Agreement between DownEast Frozen Desserts, LLC and
                           Franchise Associates, Inc.

         10.6              Consent to Assignment of Sublicense Agreement from Franchise
                           Associates, Inc. and HFS Incorporated to DownEast Frozen Desserts,
                           LLC.

  (21) Subsidiaries of the Registrant
  -----------------------------------

  The Registrant's four operating wholly owned subsidiaries are:

     1. The Lasko Companies, Inc.
        2699 Stirling Road
        Suite C - 405
        Ft. Lauderdale, Florida 33312

     2. The Lasko Family Kosher Tours, Inc.
        2699 Stirling Road
        Suite C - 405
        Ft. Lauderdale, Florida 33312

     3. A&E Management Corp.
        699 Stirling Road
        Suite C - 405
        Ft. Lauderdale, Florida 33312

     4. Deering Ice Cream, Inc.
        135 Walton Street
        Portland, Maine 04103
______________________________________
 *   Incorporated by this reference to the Registrant's registration statement #
     33-96892-A.

**   All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to Registrant's Form 10-KSB for the year ended December 31, 1995, Commission file number 0-27132.

                                       26

b)  Reports on Form 8-K

             The Registrant did not file any Current Reports on Form 8-K for the last quarter of the period covered by this report.

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
================================================================================

INDEX TO FINANCIAL STATEMENTS
================================================================================


Report of Independent Auditors......................  F-2 ...

Consolidated Balance Sheet as of December 31, 1996..  F-3 ...

Consolidated Statements of Operations...............  F-4 ...

Consolidated Statements of Stockholders' Equity.....  F-5 ...

Consolidated Statements of Cash Flows...............  F-6 ...

Notes to Consolidated Financial Statements..........  F-7 ... F-15

                       .   .   .   .   .   .   .   .

                        REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Terrace Holdings, Inc.



          We have audited the accompanying consolidated balance sheet of Terrace Holdings, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terrace Holdings, Inc. and its subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                    MOORE STEPHENS, P. C.
                                    Certified Public Accountants.

Cranford, New Jersey
February 17, 1997

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
================================================================================



Assets:
Current Assets:
 Cash and Cash Equivalents                                           $ 1,570,907
 Accounts Receivable                                                     123,243
 Inventory                                                                27,239
 Other Current Assets                                                     70,779
                                                                     -----------

 Total Current Assets                                                  1,792,168

Property and Equipment - Net                                             392,741

Intangible Assets - [Net of Accumulated Amortization of $259,875]        415,125

Other Assets                                                             190,432
                                                                     -----------

 Total Assets                                                        $ 2,790,466
                                                                     ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
 Accounts Payable and Accrued Expenses                               $   168,164
 Accrued Payroll and Payroll Taxes                                        28,024
 Deferred Revenue                                                        186,412
                                                                     -----------

 Total Current Liabilities                                               382,600
                                                                     -----------

Commitments and Contingencies                                                 --
                                                                     -----------

Stockholders' Equity:
 Common Stock - $.001 Par Value, 10,000,000 Shares
  Authorized, 3,312,500 Issued and Outstanding                             3,313

 Additional Paid-in Capital                                            3,945,948

 Retained Earnings [Deficit]                                          (1,541,395)
                                                                     -----------

 Total Stockholders' Equity                                            2,407,866
                                                                     -----------

 Total Liabilities and Stockholders' Equity                          $ 2,790,466
                                                                     ===========


See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================



                                                        Years ended
                                                 -------------------------
                                                       December 31,
                                                 -------------------------
                                                     1 9 9 6      1 9 9 5
                                                 -----------   ----------
Revenue                                          $ 5,497,130   $3,043,056

Cost of Sales                                      3,965,512    1,959,863
                                                 -----------   ----------

 Gross Profit                                      1,531,618    1,083,193
                                                 -----------   ----------

Operating Expenses:
 Selling, General and Administrative Expenses      1,612,792      581,216
 Payroll and Related Expenses                      1,041,285      686,905
 Loss on Disposal                                    129,826           --
                                                 -----------   ----------

 Total Operating Expenses                          2,783,903    1,268,121
                                                 -----------   ----------

 [Loss] from Operations                           (1,252,285)    (184,928)
                                                 -----------   ----------

Other Income [Expense]:
 Interest Income                                     103,925       10,584
 Interest Expense                                     (7,667)     (41,810)
 Non-Cash Finance Charge                                  --     (375,000)
                                                 -----------   ----------

 Other [Expense] - Net                                96,258     (406,226)
                                                 -----------   ----------

 Net [Loss]                                      $(1,156,027)  $ (591,154)
                                                 ===========   ==========

 [Loss] Per Share                                      $(.35)       $(.33)
                                                 ===========   ==========

 Weighted Average Shares Outstanding               3,312,500    1,791,643
                                                 ===========   ==========


See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================



                                                              Additional      Retained        Total
                                                             -----------  --------------  ------------
                                           Common Stock        Paid-in       Earnings     Stockholders'
                                      ---------------------  -----------  --------------  ------------
                                         Shares     Amount     Capital      [Deficit]        Equity
                                      ------------  -------  -----------  --------------  ------------

Balance - January 1, 1994                1,675,000   $1,675  $      (75)    $  (230,557)  $  (228,957)

 S Corp. Distributions                          --       --          --        (338,162)     (338,162)

 Initial Public Offering [Net of
  Offering Costs of $1,043,459]          1,437,500    1,438   4,345,728              --     4,347,166

 Issuance of Bridge Units                  200,000      200     374,800              --       375,000

 Reclassification upon Termination
  of Subchapter S Election                      --       --    (774,505)        774,505            --

 Net [Loss]                                     --       --          --        (591,154)     (591,154)
                                      ------------  -------  ----------     -----------   -----------

Balance - December 31, 1995              3,312,500    3,313   3,945,948        (385,368)    3,563,893

 Net [Loss]                                     --       --          --      (1,156,027)   (1,156,027)
                                      ------------  -------  ----------     -----------   -----------

 Balance - December 31, 1996             3,312,500   $3,313  $3,945,948     $(1,541,395)  $ 2,407,866
                                      ============  =======  ==========     ===========   ===========


See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================



                                                                                Years ended
                                                                                -----------
                                                                                December 31,
                                                                          ------------------------
                                                                              1 9 9 6      1 9 9 5
                                                                          -----------   ----------
Operating Activities:
 Net [Loss]                                                               $(1,156,027)  $ (591,154)
                                                                          -----------   ----------
 Adjustments to Reconcile Net [Loss] to
  Net Cash Provided by Operating Activities:
  Depreciation and Amortization                                               340,086       35,635
  Non-Cash Finance Charge                                                          --      375,000
  Loss on Disposal of Assets                                                  100,326           --

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                                        (18,503)     (45,241)
   Inventory                                                                    4,326      (11,510)
   Other Current Assets                                                       (38,370)      (3,117)
   Other Assets                                                               (89,726)       4,978

  Increase [Decrease] in:
   Accounts Payable and Accrued Expenses                                     (135,347)     257,763
   Payroll Taxes Payable                                                      (10,362)      13,390
   Deferred Revenue                                                            22,352       15,749
                                                                          -----------   ----------

  Total Adjustments                                                           174,782      642,647
                                                                          -----------   ----------

 Net Cash - Operating Activities                                             (981,245)      51,493
                                                                          -----------   ----------

Investing Activities:
 Acquisition of Assets                                                       (179,308)    (381,525)
 Acquisition of Intangible Asset                                             (675,000)          --
                                                                          -----------   ----------

 Net Cash - Investing Activities                                             (854,308)    (381,525)
                                                                          -----------   ----------

Financing Activities:
 Cash Proceeds from Initial Public Offering                                        --    4,642,769
 Offering Costs                                                                    --     (295,603)
 Proceeds from Demand Notes Payable                                                --      410,000
 Payment of Demand Notes Payable                                              (10,000)    (530,000)
 Payments of Demand Notes Payable - Stockholders and Related Parties         (185,549)          --
 Proceeds from Demand Notes Payable - Stockholders and Related Parties             --       12,630
 S Corp. Distributions                                                             --     (338,162)
 Bank Overdrafts                                                                   --      (39,373)
                                                                          -----------   ----------

 Net Cash - Financing Activities                                             (195,549)   3,862,261
                                                                          -----------   ----------

 Net [Decrease] Increase in Cash and Cash Equivalents                      (2,031,102)   3,532,229

Cash and Cash Equivalents - Beginning of Years                              3,602,009       69,780
                                                                          -----------   ----------

 Cash and Cash Equivalents - End of Years                                 $ 1,570,907   $3,602,009
                                                                          ===========   ==========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the years for:
  Interest                                                                $     9,020   $   40,837
  Income Taxes                                                            $        --   $       --

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


[1] Financial Statement Presentation, Organization and Nature of Operations

The financial statements as of and for the year ended December 31, 1996 are presented on a consolidated basis and include Terrace Holdings, Inc. [formerly known as Bon Adventure Kosher Tours, Inc.] ["Terrace"] and its wholly-owned subsidiaries, A&E Management Corp. ["A&E"], Prime Concern Kosher Foods, Inc. ["Prime"] and The Lasko Companies ["Lasko"] [collectively, the "Company"]. The consolidated financial statements for the period ended December 31, 1995, include the results of operations, cash flows and changes in stockholders' equity for the twelve months then ended with respect to Terrace, A&E and Prime; and the results of operations, cash flows and changes in stockholders' equity from May 11, 1995 [date of inception] to December 31, 1995, with respect to Lasko. In July 1996, the Company disposed of all of the operating assets of Prime [See Note 14].

As of December 31, 1996, the Company operates kosher Passover holiday vacation venues, kosher and non-kosher restaurants and a catering operation in southern Florida and New York.

For the year ended December 31, 1995, the Company operated one Passover holiday vacation venue. In January 1996, the Company consummated an agreement to assume operation of the Passover vacation venues at the Fontainbleau ["Fontainbleau"] Hilton Hotel, Miami Beach, the Rye Town ["Rye Town"] Hilton Hotel, Rye, New York, and the Tamiment Resort & Conference Center ["Tamiment"], Tamiment, Pennsylvania. As a result, for the 1996 Passover holiday, the Company operated holiday vacations at four different locations. The contract at the Fontainbleau and Rye Town expire after Passover 1999. The contract to operate a Passover vacation at the Tamiment Hotel expired after the 1996 Passover holiday and has not been renewed for the 1997 Passover holiday.

The designation of the Company's restaurants and Passover holiday vacation as "Kosher" means that all the foods are prepared in accordance with Jewish dietary laws. The ability of the Company to continue successfully to maintain Kosher status for its restaurants and holiday vacation venue is dependent upon its continued compliance with the requirements of Rabbinic certification. Loss of Kosher certification would have a materially adverse effect upon the Company.

[2] Summary of Significant Accounting Policies

Consolidation Policy - The accompanying consolidated financial statements as of December 31, 1996 and for the two years then ended, include the accounts of Terrace and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash and cash equivalents approximates their fair value.

Furniture, Fixtures and Equipment and Depreciation - Furniture, fixtures and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets or the remaining lease term. The costs of repairs and maintenance are expensed as incurred.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 1996, the Company had approximately $1,375,500 in a financial institution subject to normal credit risk beyond insured amounts.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
================================================================================

[2] Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk [Continued] - The Company's restaurant and catering operation in Hollywood, Florida is leased. The landlord acts as a conduit between the Company and its customers, and collects the Company's accounts receivable. Amounts collected by the landlord are then disbursed to the Company. The Company's credit risk is limited by the financial strength of the landlord and it believes such credit risk to be limited. An allowance for doubtful accounts is deemed to be unnecessary based upon this assessment.

The accounts receivable for the Company's other operations consist mostly of amounts due from credit card companies which are deemed financially sound.

The Company purchases food and beverages from distributors which account for approximately 50% of total purchases. No formal contracts exist but the Company believes there is limited business vulnerability regarding this concentration of purchases as the supply is available from other sources.

The hospitality industry is often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing facilities. In addition, factors such as inflation, increased food, labor and employee benefit costs and availability of experienced management and hourly employees may also adversely affect the hospitality industry in general and the Company's restaurants and holiday vacation venues in particular.

The Company does not require collateral as a condition of sale.

Advertising - The Company expenses advertising costs as incurred. Total advertising costs charged to expense for the periods ended December 31, 1996 and 1995 amounted to $141,839 and $60,780, respectively.

[Loss] Per Share - [Loss] per share of common stock is based on the weighted average number of common shares outstanding for each period presented. Such shares amounted to 3,312,500 and 1,791,643 for the years ended December 31, 1996 and 1995, respectively. Shares issuable upon the exercise of common stock purchase warrants are excluded from the computations since the effect on net loss per common share would be anti-dilutive.

Inventories - Inventories consist of food and beverages for the restaurant and catering operation and are stated at the lower of cost [determined by the first-in, first-out method] or market.

Deferred Revenue - Deferred revenue consists of deposits collected for future vacations at the Kosher holiday vacation venues and deposits on hand for future catering events.

Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 1996, management expects these assets to be fully recoverable.

[3] Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
================================================================================


[4] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For cash and cash equivalents, trade receivables and trade payables, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities.

[5] Property and Equipment

The following is a summary of furniture, fixtures and equipment:

                                                               Estimated
                                                               ---------
                                                              Useful Life
                                                              -----------

Furniture, Fixtures and Equipment                   $451,030  5-7 Years
Leasehold Improvements                                27,481  3-5 Years
                                                    --------

Total                                                478,511
Less: Accumulated Depreciation and Amortization       85,770
                                                    --------

 Net                                                $392,741
 ---                                                ========

Depreciation and amortization expense related to property and equipment amounted to $80,211 and $35,635 for the years ended December 31, 1996 and 1995, respectively.

[6] Intangible Assets

In January 1996, the Company entered into an assignment agreement to operate Passover vacations at hotels located in Miami, Florida, Rye Town, New York and Tamiment, Pennsylvania. The Company paid $675,000 for these agreements. This amount net of accumulated amortization is included in intangible assets. The intangible assets are amortized over four years, the life of the related contracts. As stated in Note 11, the contract to operate a Passover vacation at the Tamiment Hotel expired after the 1996 Passover Holiday; therefore, the asset has been written off in its entirety. Amortization expense amounted to $259,875 for the year ended December 31, 1996.

[7] Public Offering

In December 1995, the Company completed a public offering [the "Offering"] of 1,437,500 units ["Units"] of its securities at $3.75 per Unit.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
================================================================================

[7] Public Offering [Continued]

Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant exercisable at $4.00 per share during the four year period commencing one year after the December 5, 1995 effective date of the Offering. The warrants are redeemable under certain conditions. The Offering resulted in net proceeds of approximately $4,347,000 to the Company. In connection with the Offering, the underwriter purchased an option from the Company to purchase up to 125,000 Units [each Unit identical to the Units sold in the Offering] and up to 16,500 shares of common stock. The option is exercisable for a four-year period commencing one year from the effective date of the Offering and entitles the underwriter to purchase each unit and each share of common stock at an exercise price of $4.50, subject to adjustment in certain events.

[8] Income Taxes

Under generally accepted accounting principles, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Temporary differences include different tax and book bases of property and equipment. Generally accepted accounting principles requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The operating loss carryforwards at December 31, 1996, [assuming all operating loss carryforwards will be available] amount to approximately $1,550,000. Such loss carryforwards will expire at the rate of $350,000 in 2011 and $1,200,000 in 2010. At December 31, 1996, based on the amount of operating loss carryforwards, the Company would have a deferred tax asset of approximately $526,000. Because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, a valuation allowance of $526,000 has been established. Accordingly, no deferred tax asset is reflected in these financial statements.

[9] Related Parties Transactions

During 1996, the Company paid off an outstanding loan due to a stockholder, which was payable on demand plus interest at the prime rate of a bank in Southern Florida. The interest rate on the loan was 8.5%. Interest expense related to this loan amounted to $7,667 and $15,123 for the periods ended December 31, 1996 and 1995, respectively.

[10] Bridge Financing - Non Cash Finance Charge

During 1995, prior to the Offering, the Company received an aggregate of $400,000 in bridge loans. The loans were repaid from the proceeds of the Offering. Interest expense related to the loans amounted to approximately $16,300 for the year then ended.

As additional consideration, solely for making the loans, the Company granted the lenders the right to receive an aggregate of 200,000 units ["Bridge Units"] which were substantially similar to the units sold in the Offering. The Company valued these units at $1.87 per unit. This valuation represented a fifty percent discount from the $3.75 Offering price. Such discount was reflected due to restrictions imposed on the holders of the Bridge Units as to the salability of the Bridge Units issued. Accordingly, the statement of operations for the year ended December 31, 1995, includes a non-cash finance charge of $375,000.

[11] Commitments

[A] Operating Leases - The Company conducts some of its operations using facilities classified as operating leases. These facilities are primarily restaurants and catering premises and office premises and vehicles, which expire during the next three years. The leases for the restaurant and office space contains renewal options set forth in the lease agreements.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
================================================================================


[11] Commitments [Continued]

[A] Operating Leases [Continued] - Annual rent for its restaurant and catering facility located in Hollywood, Florida, includes use of the entire premises, and is subject to increases for utility charges in excess of a stipulated amount.

Future minimum rentals payments under the agreements are approximately as follows:

Year ending                             Amount
--------------                         --------
December 31,
--------------
 1997                                  $101,700
 1998                                    84,700
 1999                                     1,300
                                       --------

 Total                                 $187,700
 -----                                 ========

Rent expense related to the leases for the years ended December 31, 1996 and 1995 was approximately $148,079 and $87,000, respectively.

[B] Vacation Venues - In August 1992, the Company entered into a five-year contract with an unrelated resort in Southern Florida for exclusive rights to the entire premises for the Passover holiday seasons for 1993 through 1997. The contract includes a five-year renewal option which expired in January 1997. The guaranteed annual rental for the use of the resort is based on the 1993 holiday season minimum of $860,000 increased in each subsequent year by increases in the Consumer Price Index ["CPI"]. The maximum increase in any one year is four percent. The estimated minimum payment under the contract, based on an anticipated annual increase in the CPI of two percent, is $950,000 for the year ended December 31, 1997.

For the year ended December 31, 1995, the Company operated one Passover holiday vacation venue. In January 1996, the Company consummated an agreement to assume operation of the annual Passover vacation venues at the Fontainbleau Hilton Hotel ["Fontainbleau"], Miami Beach, the Rye Town Hilton Hotel ["Rye Town"], Rye, New York, and the Tamiment Resort & Conference Center ["Tamiment"], Tamiment, Pennsylvania. As a result, for the 1996 Passover holiday, the Company operated holiday vacations at four different locations. The contract at the Fontainbleau and Rye Town expire after Passover 1999. The agreements include guest room commitments of 250 and 890 rooms per year for the Fontainbleau and Rye Town, respectively. The contract to operate a Passover vacation at the Tamiment Hotel expired after the 1996 Passover holiday and has not been renewed for the 1997 Passover holiday.

[C] Employment Agreements - Effective September 1, 1995, the Company entered into 5-year employment agreements with two executives, through August 31, 2000 for an aggregate base salary of $165,000 for the first two years, $220,000 for the third year, $265,000 for the fourth year and $300,000 in the fifth year.

The employment agreements were amended on February 14, 1997. The amendment eliminates options in such agreements in consideration of the issuance of warrants to purchase 1,500,000 shares of the Company's common stock in connection with a business acquisition [See Notes 16 and 17B]. Additionally, the agreements were amended to provide that certain other benefits are made available to the executives.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
================================================================================


[12] Description of Securities

[A] Common Stock - The Company is authorized to issue 10,000,000 shares of common stock, par value $.001 per share.

Holders of common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds available therefrom, subject to any priority as to dividends for any preferred stock that may be outstanding. There currently is no preferred stock authorized or outstanding. Holders of common stock are entitled to cast one vote for each share held at all stockholder meetings for all purposes, including the election of Directors.

[B] Warrants - At December 31, 1996, the Company had outstanding warrants [the "Public Warrants"] to purchase 1,762,500 shares of the Company's common stock at four dollars [$4.00] per share issued in conjunction with the public offering. The Public Warrants became exercisable, for a period of four years on December 5, 1996. Each Public Warrant is redeemable by the Company for $.05 per warrant, at any time after that date, upon thirty days' prior written notice under certain conditions.

Additionally, at December 31, 1996, the Company had outstanding warrants [the "Bridge Warrants"] to purchase 200,000 shares of its common stock at ten dollars [$10.00] per share. The terms and conditions of the Bridge Warrants [other than the exercise price] are identical to the terms and conditions of the Public Warrants [See Note 10].

[13] Industry Segments

The Company operates predominantly in the hospitality industry which are segmented into two categories for reporting purposes. Kosher holiday vacations includes the Company's activities related to its Passover vacation venue. Restaurant and catering represent the Company's restaurant, catering and delicatessen operations.

The relative contributions to net sales, income from operations and identifiable assets of the Company's two industry segments for the two-year period ended December 31, 1996 are as follows:


                                                 1 9 9 6    1 9 9 5
                                               ----------  ----------
Net Sales [1]:
 Kosher Holiday Vacations                      $3,751,651  $1,844,021
 Restaurant and Catering                        1,745,479   1,199,035
                                               ----------  ----------

 Consolidated Net Sales                        $5,497,130  $3,043,056
 ----------------------                        ==========  ==========

Depreciation and Amortization:
 Kosher Holiday Vacations                      $  284,819  $    3,782
 Restaurant and Catering                           55,267      31,853
                                               ----------  ----------

 Consolidated Depreciation and Amortization    $  340,086  $   35,635
 ------------------------------------------    ==========  ==========

Capital Expenditures:
 Kosher Holiday Vacations                      $  150,352  $   35,291
 Restaurant and Catering                           28,956     346,234
                                               ----------  ----------

 Consolidated Capital Expenditures             $  179,308  $  381,525
 ---------------------------------             ==========  ==========


TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
================================================================================



[13] Industry Segments [Continued]
                                          1 9 9 6      1 9 9 5
                                      -----------   ----------
[Loss] Income From Operations:
 Kosher Holiday Vacations             $   (18,819)  $  292,323
 Restaurant and Catering                 (413,728)    (477,251)
                                      -----------   ----------

 Totals                                  (432,547)    (184,928)
 Less: Corporate and Other [2]           (723,480)    (406,226)
                                      -----------   ----------

 Consolidated [Loss] Income           $(1,156,027)  $ (591,154)
 --------------------------           ===========   ==========

Identifiable Assets [3]:
 Kosher Holiday Vacations             $   875,628   $  141,173
 Restaurant and Catering                  439,312      794,342
                                      -----------   ----------

 Totals                                 1,314,940      935,515
 Add: Corporate and Other               1,475,526    3,306,820
                                      -----------   ----------

 Consolidated Assets                  $ 2,790,466   $4,242,335
 -------------------                  ===========   ==========

[1] There were no sales between separate lines of business.

[2] Corporate and other includes corporate general and administrative expenses, net interest expense and non-cash finance charge.

[3] Identifiable assets by industry segment exclude intercompany loans. There were no intercompany trade receivables between segments. Corporate assets consist of cash and cash equivalents.

[14] Loss on Disposal

In July 1996, the Company disposed of all of the operating assets of Prime, which operated a kosher delicatessen/fast food operation in Boca Raton, Florida incurring a loss of $129,826. Other subsidiaries of the Company continue to service customers in the restaurant and catering business.

[15] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited, and early applications is not allowed. SFAS No. 125 is not expected to have a material impact on the Company. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
================================================================================


[15] New Authoritative Accounting Pronouncements [Continued]

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[16] Business Acquisition

On December 9, 1996, the Company entered into an asset acquisition agreement [the "Agreement"] with DownEast Frozen Desserts, LLC ["DownEast"] to acquire all of DownEast assets and liabilities related to such assets. The Agreement was contingent upon a number of significant factors and was substantially amended in February 1997 [See Note 17B].

[17] Subsequent Events

[A] Incorporation of New Subsidiaries - On February 14, 1997, the Company incorporated The Lasko Family Kosher Tours, Inc., as a wholly-owned subsidiary for the purpose of managing and operating its Passover holiday vacations business. Accordingly, the Company's contracts related to that business segment have been assigned to this wholly-owned subsidiary. Additionally, on February 10, 1997, Deering Ice Cream ["Deering"] [See Note 17B] was incorporated by the Company as a wholly-owned subsidiary.

[B] Business Acquisition - On February 17, 1997, the Company acquired all of the assets and related liabilities of DownEast. DownEast, with principal offices and plant located in Portland, Maine, manufactures and markets frozen desserts under the name Deering Ice Cream. Under the Agreements signed originally on December 9, 1996, and as substantially amended on February 7, 1997, the Company acquired such assets and related liabilities to continue the business of manufacturing and marketing frozen desserts through Deering.

Such assets include all accounts receivable of the business, inventories, and certain furniture and equipment. The stated liabilities assumed were principally trade payables to suppliers of the business and certain long-term debt.

In consideration for the acquisition, the Company issued to DownEast: (1) 918,900 shares of its common stock; and (2) warrants to purchase 250,000 additional shares of its common stock at an exercise price of $1.1875 per share, exercisable commencing February 17, 1997, through August 31, 2000. The Registrant also paid DownEast approximately $114,000 in cash.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
================================================================================


[17] Subsequent Events [Continued]

[B] Business Acquisition [Continued] - The acquisition will be accounted for as a purchase, effective February 17, 1997. The operations of Deering will be included in the Company's results of operations from that date.

In connection with the business acquisition, the Company entered into an employment agreement with an executive who became the President and CEO of Deering. The three year renewable employment agreement provides for an annual base salary of $175,000 and certain other benefits including severance pay.

In connection with the acquisition, the Company issued to each Samuel H. Lasko and Jonathan D. Lasko [collectively the "Laskos"] warrants to purchase 375,000 shares of the Company's common stock at $1.1875 per share. The Laskos surrendered their respective performance options to purchase up to 750,000 shares of the Company's common stock, contained in their respective employment agreements. In addition, the Laskos entered an option agreement to purchase the businesses, assets or capital stock of three of the Registrant's wholly-owned subsidiaries, The Lasko Family Kosher Tours, Inc., The Lasko Companies, Inc. and A&E Management, Inc. at the fair market value thereof, to be independently determined. The option is exercisable for three years commencing April 1, 1998 until February 17, 2001, or earlier under certain circumstances, and will be presented to the Company's shareholders for approval at the 1997 annual shareholders meeting.



                     .   .   .   .   .   .   .   .   .   .

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           TERRACE HOLDINGS, INC.
-------------------------------------------------------------------------------

By:                    /s/ Samuel H. Lasko, President
   ----------------------------------------------------------------------------
                           Samuel H. Lasko, President

Date:                      April 14, 1997
     -------------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                               Title                                   Date
---------                               -----                                   ----

/s/ Milton Namiot                        Chief Executive officer                April 14, 1997
-----------------------------
Milton Namiot

/s/ Samuel H. Lasko                      President                              April 14, 1997
-----------------------------
Samuel H. Lasko

/s/ Jonathan S. Lasko                    Vice President and                     April 14, 1997
-----------------------------            Chief Operating Officer
Jonathan S. Lasko

/s/ Joseph Dane                          Corporate Controller                   April 14, 1997
-----------------------------
Joseph Dane

/s/ Bruce S. Phillips                    Director                               April 14, 1997
-----------------------------
Bruce S. Phillips

/s/ Richard Power                        Director                               April 14, 1997
-----------------------------
Richard Power

/s/ Steven Shulman                       Director                               April 14, 1997
-----------------------------
Steven Shulman
