Form 10QSB
period 1997-03-31
TERRACE HOLDINGS INC
filed 1997-05-20
CIK 1001051

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                ----------    ----------
Commission file number:  0-27132

                            Terrace Holdings, Inc.
             ----------------------------------------------------
             (Exact Name of Small Business Issuer in Its Charter)

         Delaware                                                65-0594270
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2699 Stirling Road, Suite C-405, Ft. Lauderdale, Florida            33312
--------------------------------------------------------          ----------
        (Address of Principal Executive Office)                   (Zip Code)

                                (954) 894-6000
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes         X             No
    ----------------         ---------------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes             No
                                                  ----------     ----------
Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
      As of the date of this report, the issuer had 4,306,400 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:

Check one:   Yes              No
                ------------    ------------

           This is page 1 of             sequentially numbered pages.
                             -----------

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended March 31, 1997
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                                                                     Page
                                                                     ----

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

     Consolidated Balance Sheet as of March 31, 1997 [Unaudited]..   1

     Statements of Operations for the three months ended
     March 31, 1997 and 1996 [Unaudited]..........................   2

     Statements of Cash Flows for the three months ended
     March 31, 1997 and 1996 [Unaudited]..........................   3

     Notes to Financial Statements................................   4 .... 6

Item 2:  Management's Discussion and Analysis.....................   7 .... 8

Part II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.....................   9

     Exhibit 11...................................................   10

     Signatures...................................................   11



                             . . . . . . . . . . .

Item 1.
TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
  Cash and Cash Equivalents                                         $ 1,234,534
  Accounts Receivable                                                 1,314,928
  Inventory                                                             785,627
  Other Current Assets                                                  643,886
                                                                    -----------

  Total Current Assets                                                3,978,975

Furniture, Fixtures and Equipment - At Cost [Net of
  Accumulated Depreciation of $297,950]                               2,115,441

Intangible Assets [Net of Accumulated Amortization of $269,275]       1,165,448

Other Assets                                                            339,582
                                                                    -----------

  Total Assets                                                      $ 7,599,446
                                                                    ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                             $ 1,559,267
  Accrued Payroll and Payroll Taxes                                      88,701
  Deferred Revenue                                                    1,030,514
  Notes Payable                                                         965,000
                                                                    -----------

  Total Current Liabilities                                           3,643,482
                                                                    -----------

Long-Term Debt                                                          364,719
                                                                    -----------

Commitments and Contingencies                                                --
                                                                    -----------

Stockholders' Equity:
  Common Stock - $.001 Par Value, 10,000,000 Shares
    Authorized, 4,306,400 Issued and Outstanding                          4,306

  Additional Paid-in Capital                                          5,529,738

  Retained Earnings [Deficit]                                        (1,942,799)
                                                                    -----------

  Total Stockholders' Equity                                          3,591,245
                                                                    -----------

  Total Liabilities and Stockholders' Equity                        $ 7,599,446
                                                                    ===========

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                   Three months ended
                                                        March 31,
                                                 -----------------------
                                                   1 9 9 7     1 9 9 6
                                                 ----------   ---------
Revenue                                          $1,691,787   $ 664,185
Cost of Sales                                     1,229,070     298,115
                                                 ----------   ---------
 Gross Profit                                       462,717     366,070
                                                 ----------   ---------
Operating Expenses:
 Selling, General and Administrative Expenses       490,920     453,992
 Payroll and Related Expenses                       344,804     306,024
                                                 ----------   ---------
 Total Operating Expenses                           835,724     760,016
                                                 ----------   ---------
 [Loss] from Operations                            (373,007)   (393,946)
                                                 ----------   ---------
Other Income [Expense]:
 Interest Income                                     12,268      33,327
 Interest Expense                                   (40,665)     (3,768)
                                                 ----------   ---------
 Other [Expense] Income  - Net                      (28,397)     29,559
                                                 ----------   ---------
 Net [Loss]                                      $ (401,404)  $(364,387)
                                                 ==========   =========
 [Loss] Per Share                                $     (.09)  $    (.11)
                                                 ==========   =========

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
================================================================================

STATEMENTS OF CASH FLOWS
[UNAUDITED]
================================================================================


                                                            Three months ended
                                                          ---------------------
                                                                March 31,
                                                                ---------
                                                            1997         1996
                                                            ----         ----
Operating Activities:
 Net [Loss]                                              $ (401,404)  $ (364,387)
                                                         ----------   ----------
 Adjustments to Reconcile Net [Loss] to
  Net Cash Provided by Operating Activities:
  Depreciation and Amortization                              52,968       22,779

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                     (409,767)    (594,300)
   Inventory                                                 18,058     (200,274)
   Other Current Assets                                    (482,359)    (466,390)
   Other Assets                                             (72,814)       6,917

  Increase [Decrease] in:
   Accounts Payable and Accrued Expenses                    161,816       94,467
   Accrued Payroll and Payroll Taxes Payable                 32,272       35,517
   Deferred Revenue                                         844,102    2,567,185
                                                         ----------   ----------
  Total Adjustments                                         144,276    1,465,901
                                                         ----------   ----------
 Net Cash - Operating Activities                           (257,128)   1,101,514
                                                         ----------   ----------
Investing Activities:
 Acquisition of Assets                                      (19,699)    (744,046)
 Purchase of DownEast Net of Cash Acquired                  (40,138)          --
                                                         ----------   ----------
 Net Cash - Investing Activities                            (59,837)    (744,046)
                                                         ----------   ----------

Financing Activities:
 Payment of Demand Notes Payable                            (19,408)     (60,061)
                                                         ----------   ----------
 Net [Decrease] Increase in Cash and Cash Equivalents      (336,373)     297,407

Cash and Cash Equivalents - Beginning of Periods          1,570,907    3,602,009
                                                         ----------   ----------

 Cash and Cash Equivalents - End of Periods              $1,234,534   $3,899,416
                                                         ==========   ==========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the periods for:
  Interest                                               $   36,719   $    4,559
  Taxes                                                  $   33,426   $       --

Supplemental Disclosures of Non-Cash Financing Activities:
  the three months ended March 31, 1997, the Company issued 993,900 shares of common stock in connection with the acquisition of DownEast Frozen Desserts, LLC.

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
-------------------------------------------------------------------------------


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

In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary in order to make the financial statements not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements include the accounts of Terrace Holdings, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1996 included in the Terrace Holdings, Inc. 10-KSB.

[2] [Loss] Per Share

[Loss] per share of common stock is based on weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.

[3] Common Stock

At March 31, 1997, 4,306,400 shares of the Company's common stock were issued and outstanding.

[4] Intangible Assets

In January 1996, the Company entered into an assignment agreement to operate Passover vacations at hotels located in Miami, Florida, Rye Town, New York and Tamiment, Pennsylvania. The Company paid $675,000 for these agreements. This amount net of accumulated amortization is included in intangible assets. The intangible assets are amortized over four years, the life of the related contracts. The contract to operate a Passover vacation at the Tamiment Hotel expired after the 1996 Passover Holiday; therefore, the asset has been written off in its entirety. Amortization expense amounted to $9,400 for the three months ended March 31, 1997.

[5] Seasonality

The Company's holiday vacation is limited to Passover, which, in date occurrence, approximates Easter. While the Passover vacation operations generate revenue and income and require year-round management activity, the concentrations of revenues and expenses will not occur until the next quarter.

[6] Deferred Revenue

Deferred revenue consists of deposits collected for future vacations at the Kosher holiday vacation venue and deposits on hand for future catering events. Deferred revenue totaled $1,030,514 and $2,731,245 for the three months ended March 31, 1997 and 1996, respectively.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------


[7] Inventories

Inventories consist of food and beverages for the Kosher holiday vacation venues, restaurant and catering operations and frozen desserts for its manufacturing subsidiary and are stated at the lower of cost [determined by the first-in, first-out method] or market.

[8] Commitments

Effective September 1, 1995, the Company entered into 5-year employment agreements with two executives, through August 31, 2000 for an aggregate base salary of $165,000 for the first two years, $220,000 for the third year, $265,000 for the fourth year and $300,000 in the fifth year.

The employment agreements were amended on February 14, 1997. The amendment eliminates options in such agreements in consideration of the issuance of warrants to purchase 1,500,000 shares of the Company's common stock in connection with a business acquisition [See Note 10]. Additionally, the agreements were amended to provide that certain other benefits are made available to the executives.

[9] Incorporation of New Subsidiaries

On February 14, 1997, the Company incorporated The Lasko Family Kosher Tours, Inc., as a wholly-owned subsidiary for the purpose of managing and operating its Passover holiday vacations business. Accordingly, the Company's contracts related to that business segment have been assigned to this wholly-owned subsidiary. Additionally, on February 10, 1997, Deering Ice Cream, Inc. ["Deering"] was incorporated by the Company as a wholly-owned subsidiary.

[10] Business Acquisition

On February 17, 1997, the Company acquired all of the assets and related liabilities of DownEast Frozen Desserts, LLC ["DownEast"]. DownEast, with principal offices and plant located in Portland, Maine, manufactures and markets frozen desserts under the name Deering Ice Cream. Under the Agreements signed originally on December 9, 1996, and as substantially amended on February 7, 1997, the Company acquired such assets and related liabilities to continue the business of manufacturing and marketing frozen desserts through Deering.

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

The acquisition will be accounted for as a purchase, effective January 1, 1997. The operations of Deering are included in the Company's results of operations from that date.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------


[10] Business Acquisition [Continued]

In connection with the business acquisition, the Company entered into an employment agreement with an executive who became the CEO of Terrace Holdings, Inc. The three year renewable employment agreement provides for an annual base salary of $175,000 and certain other benefits including severance pay.

The goodwill recorded for the acquisition is to be amortized over 20 years using the straight-line method.

The following pro forma information presents the results of the combined operations, for the three months ended March 31, 1996 of Terrace Holdings, Inc. and Subsidiaries and Deering, treating the latter as if it were a subsidiary of the Company for the full period then ended. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed as of January 1, 1996 or results which may occur in the future.

Pro forma information for the three months ended March 31, 1996:

Total Revenues          $1,467,510
Net [Loss]              $ (525,209)
Net [Loss] Per Share    $     (.12)

In connection with the acquisition, the Company issued to each Samuel H. Lasko and Jonathan D. Lasko [collectively the "Laskos"] warrants to purchase 375,000 shares of the Company's common stock at $1.1875 per share. The Laskos surrendered their respective performance options to purchase up to 750,000 shares of the Company's common stock, contained in their respective employment agreements. In addition, the Laskos entered an option agreement to purchase the businesses, assets or capital stock of three of the Registrant's wholly-owned subsidiaries, The Lasko Family Kosher Tours, Inc., The Lasko Companies, Inc. and A&E Management, Inc. at the fair market value thereof, to be independently determined. The option is exercisable for three years commencing April 1, 1998 until February 17, 2001, or earlier under certain circumstances, and will be presented to the Company's shareholders for approval at the 1997 annual shareholders meeting. If exercised, the disposal of these three wholly-owned subsidiaries will be accounted for as a divestment.

                                 ............

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Results of Operations - Terrace Holdings, Inc. (Passover Holiday Vacation)
--------------------------------------------------------------------------
Versus Lasko Family Kosher Tours - 1997
---------------------------------------

Three months ended March 31, 1997 compared to three months ended March 31, 1996.

The Registrant transferred its Passover operations into a newly formed subsidiary called The Lasko Family Kosher Tours, Inc. This season, the Passover holiday occurred beginning April 21, 1997.

Inasmuch as Passover is a spring holiday, all of the revenues derived from this segment of the Registrant's overall business occur in the second quarter, ending June 30th. For March 31, 1997, deferred revenue was approximately $1,030,000 versus approximately $2,677,000 for the period ended March 31, 1996. The decrease in deferred revenue is a result of the date which Passover falls in 1997 compared to 1996. Management believes that 1997 operational results from the Passover operation will exceed the comparable results from 1996. Net losses for the three months ended March 31, 1997 were approximately $198,680 compared to approximately $316,000 for the same period in 1996. The decrease in net losses are attributable to better expense containment and Management's efforts to be more select in its advertising and promotion campaigns.

Management believes that its 1996 acquisitions of additional Passover holiday contracts at the Fontainebleau Hilton in Miami Beach and Rye Town Hilton in Rye Brook, New York will also contribute to positive net income from operations for the subsidiary from Passover 1997.

Results of Operations - A & E Management Corp.
----------------------------------------------

Three months ended March 31, 1997 compared to three months ended March 31, 1996.

The Registrant's operations at The Club at Emerald Hills in Hollywood, Florida are derived from its operation of the Reflections Restaurant, as well as its catering hall in the golf club. Revenues for three months ended March 31, 1997 decreased from the same period in 1996 primarily as a result of a slower winter season in South Florida. Notwithstanding the large decrease in revenue, the Registrants net losses were $1,000 less for this period in 1997 than in 1996. Management believes that continued promotion and advertising of its operations will result in better results in the future.

Results of Operations - The Lasko Companies, Inc. (Terrace Oceanside Restaurant)
--------------------------------------------------------------------------------

The Registrant's revenues are decreased from its operation of Terrace Oceanside Restaurant, an upscale Glatt Kosher Restaurant in Hallandale, Florida. Revenues for the period ended March 31, 1997 were approximately $272,600 compared to $304,166 for the period ended March 31, 1996. Management believes this decrease of approximately 10%, is directly attributable to a weak winter season in South Florida. Although the Registrant's subsidiary had a decrease in revenue, the net income for the period ended March 31, 1997 was approximately $47,440 compared to a net loss of approximately $18,782 for the period ended March 31, 1996. Management attributes this gain to better expense, payroll and overall cost analysis and expenditure.

Because of both seasonality of operations and the restaurant's management intensive requirements, the Registrant is reviewing its commitment to this business in light of the restaurant's position as an integral part of its marketing plan for its other food related businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Results of Operations - Terrace Holdings, Inc. (Consolidated)
-------------------------------------------------------------

Three months ended March 31, 1997 to three months ended March 31, 1996

The Registrant's consolidated net loss for the quarter ended March 31, 1997 was approximately $401,000 compared with $364,387 for the period ended March 31, 1996. The higher net loss was primarily due to the acquisition of Deering Ice Cream and the seasonality that is associated with this type of business. Revenues for the period ended March 31, 1997 were approximately $1,692,000 compared to approximately $664,000 for the period ended March 31, 1996. This 250% increase in revenue was due to the addition of Deering to the Registrant's operations. Management believes that Deering Ice Cream will continue to contribute higher revenues and positive income in the future.

All of the revenues derived from the operation of the Passover holiday venues will be recognized in the second quarter ending June 30, 1997.

Usually, Deering Ice Cream derives 13% of its total revenue during the first quarter of the year. In fiscal 1997, first quarter revenues were $1,280,500 or 13% of planned annual revenues. However, this year there has been a change to the Registrant's revenue base. Currently, Deering's largest co-packing customer absorbs the costs of all materials and packaging. As such, revenues derived from the customer are reduced 75% though profitability to Deering is unaffected. In relation to Deering's 1996 sales figures, Deering is currently 40% ahead based on the old billing method (or based on units sold) and approximately 12% ahead based on the current method of billing.

Net loss for the period was $212,000 as opposed to $239,300 for the prior year. Net losses are not unusual for the first quarter of a seasonal business such as Deering which has a relatively high fixed overhead, and requires proportionately high sales volume to yield a profit. To some extent, this loss was also exacerbated by an increase of 26% in the price of cream over the period, which was not experienced during the same time frame last year.

However, certain other operating parameters did exhibit favorable performances relative to last year. Material yield improved approximately 8%, labor per
gallon decreased approximately 19%, and overhead per gallon fell 31%.   Volume
increases due to normal seasonal patterns, the impact of Howard Johnson products being sold through new distributors in more areas, and wider distribution of the Deering's ice cream rolls may impact future performance favorably.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      (3)(i) Articles of Incorporation *
      --------------------------------

      (3)(ii) By-laws *
      ---------------

      (4) Instruments defining the rights of holders *
      ----------------------------------------------

      (10) Material Contracts **
      -----------------------

      (11) Statement Re: Computation of per Share Earnings
      ----------------------------------------------------

      See Exhibit 11 filed herewith.
______________________________________

 * Incorporated by this reference to the Registrant's registration statement # 33-96892-A.

** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to its Form 10-KSB, which was filed with the Commission April 15, 1997.

(b)  Reports on Form 8-K

     The Registrant filed Current Reports on Form 8-K dated January 27, 1997, for the purpose of reporting the resignation of Howard J. Zimmerman as a director of the Registrant, and also filed Current Reports on Form 8-K dated February 17, 1997, and amended May 5, 1997, for the purpose of reporting its acquisition of the assets of Downeast Frozen Desserts, LLC.

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TERRACE HOLDINGS, INC.
                            (Registrant)



Dated: May 20, 1997         By:/s/ Milton Namiot
                               ------------------------------------------------
                               Milton Namiot, Chief Executive Officer


Dated: May 20, 1997         By:/s/ Joseph Dane
                               ------------------------------------------------
                               Joseph Dane, Corporate Controller
                                     (Principal Financial Officer)