Form 10QSB
period 1997-06-30
TERRACE HOLDINGS INC
filed 1997-08-19
CIK 1001051

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                   ---------

                                  FORM 10-QSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended     June 30, 1997         Commission File Number    0-27132
                               ---------------------                            -----------------

                            TERRACE HOLDINGS, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)
           Delaware                                       65-0594270
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

           2699 Stirling Road
              Suite C-405
        Ft. Lauderdale, Florida                              33312
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code:    (954) 894-6000
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X        No
                                     --------       --------

Indicate the number of shares outstanding of each of the issuer's classes of
common stock.  As of August 19, 1997:   4,306,400

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FORM 10-QSB
QUARTERLY REPORT
For the Six Months Ended June 30, 1997
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------

                                                                                                Page
                                                                                                ----
Part I.   FINANCIAL INFORMATION

Item 1:   Financial Statements

     Consolidated Balance Sheet as of June 30, 1997 [Unaudited].............................    1

     Consolidated Statements of Operations for the three and six months
     ended June 30, 1997 and 1996 [Unaudited]...............................................    2

     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1997 and 1996 [Unaudited].....................................................    3

     Notes to Consolidated Financial Statements [Unaudited].................................    4....6

Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................    7....8

Part II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K...............................................    9

     Exhibit 11.............................................................................    10

     Signatures.............................................................................    11



                   .   .   .   .   .   .   .   .   .   .   .

Item 1.
TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997.
[UNAUDITED]
--------------------------------------------------------------------------------


Assets:
Current Assets:
 Cash and Cash Equivalents                                             $   306,996
 Accounts Receivable                                                     1,523,939
 Inventory                                                                 823,881
 Other Current Assets                                                    1,094,306
                                                                       -----------

 Total Current Assets                                                    3,749,122

Furniture, Fixtures and Equipment - At Cost [Net of
 Accumulated Depreciation of $228,187]                                   2,196,839

Intangible Assets [Net of Accumulated Amortization of $388,658]          1,129,136

Other Assets                                                                98,251
                                                                       -----------

 Total Assets                                                          $ 7,173,348
                                                                       ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
 Accounts Payable and Accrued Expenses                                 $ 1,844,063
 Accrued Payroll and Payroll Taxes                                          58,978
 Deferred Revenue                                                           40,250
 Notes Payable                                                             965,000
                                                                       -----------

 Total Current Liabilities                                               2,908,291
                                                                       -----------

Long-Term Debt                                                             344,844
                                                                       -----------

Commitments and Contingencies                                                   --
                                                                       -----------

Stockholders' Equity:
 Common Stock - $.001 Par Value, 10,000,000 Shares
  Authorized, 4,306,400 Issued and Outstanding                               4,306

 Additional Paid-in Capital                                              5,660,112

 Retained Earnings [Deficit]                                            (1,744,205)
                                                                       -----------

 Total Stockholders' Equity                                              3,920,213
                                                                       -----------

 Total Liabilities and Stockholders' Equity                            $ 7,173,348
                                                                       ===========




  The Accompanying Notes are an Integral Part of These Consolidated Financial
                                  Statements.

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
================================================================================

                                          Three months ended              Six months ended
                                          ------------------              ----------------
                                                June 30,                      June 30,
                                                --------                      --------
                                         1 9 9 7      1 9 9 6            1 9 9 7      1 9 9 6
                                         -------      -------            -------      -------

Revenue                                 $5,717,220   $4,207,565         $7,409,007   $4,871,750

Cost of Sales                            4,493,945    3,263,248          5,723,015    3,561,363
                                        ----------   ----------         ----------   ----------

 Gross Profit                            1,223,275      944,317          1,685,992    1,310,387
                                        ----------   ----------         ----------   ----------

Operating Expenses:
 Selling, General and Administrative
  Expenses                                 678,135      718,170          1,169,055    1,172,162
 Payroll and Related Expenses              323,872      309,076            668,676      615,100
                                        ----------   ----------         ----------   ----------

 Total Operating Expenses                1,002,007    1,027,246          1,837,731    1,787,262
                                        ----------   ----------         ----------   ----------

 Income [Loss] from Operations             221,268      (82,929)          (151,739)    (476,875)
                                        ----------   ----------         ----------   ----------

Other Income [Expense]:
 Interest Income                            10,200       28,593             22,468       61,920
 Interest Expense                          (30,435)      (1,704)           (71,100)      (5,472)
                                        ----------   ----------         ----------   ----------

 Other [Expense] Income - Net              (20,235)      26,889            (48,632)      56,448
                                        ----------   ----------         ----------   ----------

 Income [Loss] Before Income Taxes         201,033      (56,040)          (200,371)    (420,427)

Income Taxes                                    --           --                 --           --
                                        ----------   ----------         ----------   ----------

 Net Income [Loss]                      $  201,033   $  (56,040)        $ (200,371)  $ (420,427)
                                        ==========   ==========         ==========   ==========

 Income [Loss] Per Share                $      .05   $     (.02)        $     (.05)  $     (.13)
                                        ==========   ==========         ==========   ==========

 Weighted Average Number of Shares       4,306,400    3,312,500          4,306,400    3,312,500
                                        ==========   ==========         ==========   ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
================================================================================

                                                                            Six months ended
                                                                         ---------------------
                                                                                June 30,
                                                                                --------
                                                                         1 9 9 7       1 9 9 6
                                                                         -------       -------
Operating Activities:
 Net [Loss]                                                            $  (200,371)  $  (420,427)
                                                                       -----------   -----------
 Adjustments to Reconcile Net [Loss] to Net Cash [Used for]
  Provided by Operating Activities:
  Depreciation and Amortization                                            186,283       305,281

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                                    (618,778)       (5,140)
   Inventory                                                               (20,196)      (12,473)
   Other Current Assets                                                   (932,779)      (18,229)
   Other Assets                                                            168,517        24,598

  Increase [Decrease] in:
   Accounts Payable and Accrued Expenses                                   396,146       (71,558)
   Payroll Taxes Payable                                                     2,549        23,115
   Deferred Revenue                                                       (146,162)     (105,096)
                                                                       -----------   -----------

  Total Adjustments                                                       (964,420)      140,498
                                                                       -----------   -----------

 Net Cash - Operating Activities                                        (1,164,791)     (279,929)
                                                                       -----------   -----------

Investing Activities:
 Acquisition of Intangible Assets                                          (19,699)     (675,000)
 Acquisition of Assets                                                     (40,138)     (164,956)
                                                                       -----------   -----------

 Net Cash - Investing Activities                                           (59,837)     (839,956)
                                                                       -----------   -----------

Financing Activities:
 Payment of Demand Notes Payable                                           (39,283)      (10,000)
 Payment of Demand Notes Payable - Stockholders and Related Parties             --      (106,267)
                                                                       -----------   -----------

 Net Cash - Financing Activities                                           (39,283)     (116,267)
                                                                       -----------   -----------

 Net Increase [Decrease] in Cash and Cash Equivalents                   (1,263,911)   (1,236,152)

Cash and Cash Equivalents - Beginning of Periods                         1,570,907     3,602,009
                                                                       -----------   -----------

 Cash and Cash Equivalents - End of Periods                            $   306,996   $ 2,365,857
                                                                       ===========   ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the periods for:
  Interest                                                             $    71,100   $     3,493
  Taxes                                                                $    32,205   $        --

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
================================================================================


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

[3] Common Stock

At June 30, 1997, 4,306,400 shares of the Registrant's common stock were issued and outstanding.

[4] Intangible Assets

In January 1996, the Registrant entered into an assignment agreement to operate Passover vacations at hotels located in Miami, Florida, Rye Town, New York and Tamiment, Pennsylvania. The Registrant paid $675,000 for these agreements. This amount net of accumulated amortization is included in intangible assets. The intangible assets are amortized over four years, the life of the related contracts. The contract to operate a Passover vacation at the Tamiment Hotel expired after the 1996 Passover Holiday; therefore, the asset has been written off in its entirety. Amortization expense amounted to $9,400 and $107,851 for the three and six months ended June 30, 1997, respectively. The change in amortization expense is a result of the Registrant's seasonality [See Note 5].

[5] Seasonality

The Registrant's holiday vacation operations are limited to Passover, which, in date occurrence, approximates Easter. While the Passover vacation operations generate revenue and income and require year-round management activity, the concentrations of revenues and expenses occur in the second quarter.

During the Summer months, when the restaurant industry in Southern Florida is at a normal low, the Registrant temporarily closes the Terrace Oceanside restaurant.

[6] Deferred Revenue

Deferred revenue consists of deposits collected for future vacations at the Kosher holiday vacation venue and deposits on hand for future catering events. Deferred revenue totaled $1,030,514 and $2,731,245 and $40,250 and $58,964 for the three and six months ended June 30, 1997 and 1996, respectively.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
================================================================================


[7] Inventories

Inventories consist of food and beverages for the Kosher holiday vacation venues, restaurant and catering operations and frozen desserts for its manufacturing subsidiary and are stated at the lower of cost [determined by the first-in, first-out method] or market.

[8] Commitments

Effective September 1, 1995, the Registrant entered into 5-year employment agreements with two executives, through August 31, 2000 for an aggregate base salary of $165,000 for the first two years, $220,000 for the third year, $265,000 for the fourth year and $300,000 in the fifth year.

The employment agreements were amended on February 14, 1997. The amendment eliminates options in such agreements in consideration of the issuance of warrants to purchase 1,500,000 shares of the Registrant's common stock in connection with a business acquisition [See Note 10]. Additionally, the agreements were amended to provide that certain other benefits are made available to the executives.

[9] Incorporation of New Subsidiaries

On February 14, 1997, the Registrant incorporated The Lasko Family Kosher Tours, Inc., as a wholly-owned subsidiary for the purpose of managing and operating its Passover holiday vacations business. Accordingly, the Registrant's contracts related to that business segment have been assigned to this wholly-owned subsidiary. Additionally, on February 10, 1997, Deering Ice Cream, Inc. ["Deering"] was incorporated by the Registrant as a wholly-owned subsidiary.

[10] Business Acquisition

On February 17, 1997, the Registrant acquired all of the assets and related liabilities of DownEast Frozen Desserts, LLC ["DownEast"]. DownEast, with principal offices and plant located in Portland, Maine, manufactures and markets frozen desserts under the name Deering Ice Cream. Under the Agreements signed originally on December 9, 1996, and as substantially amended on February 7, 1997, the Registrant acquired such assets and related liabilities to continue the business of manufacturing and marketing frozen desserts through Deering.

Such assets include all accounts receivable of the business, inventories, and certain furniture and equipment. The stated liabilities assumed were principally trade payables to suppliers of the business and certain long-term debt.

In consideration for the acquisition, the Registrant issued to DownEast: (1) 918,900 shares of its common stock; and (2) warrants to purchase 250,000 additional shares of its common stock at an exercise price of $1.1875 per share, exercisable commencing February 17, 1997, through August 31, 2000. The Registrant also paid DownEast approximately $114,000 in cash.

The acquisition was accounted for as a purchase, effective January 1, 1997. The operations of Deering are included in the Registrant's results of operations from that date.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------


[10] Business Acquisition [Continued]

In connection with the business acquisition, the Registrant entered into an employment agreement with an executive who became the CEO of Terrace Holdings, Inc. The three year renewable employment agreement provides for an annual base salary of $175,000 and certain other benefits including severance pay.

The goodwill recorded for the acquisition is to be amortized over 20 years using the straight-line method.

The following pro forma information presents the results of the combined operations of Terrace Holdings, Inc. and Subsidiaries and Deering, treating the latter as if it were a subsidiary of the Registrant for the full period then ended. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed as of January 1, 1996 or results which may occur in the future.

Pro forma information for the six months ended June 30, 1996:

Total Revenues          $6,076,319
Net [Loss]              $ (593,132)
Net [Loss] Per Share    $     (.18)

In connection with the acquisition, the Registrant issued to each Samuel H. Lasko and Jonathan D. Lasko [collectively the "Laskos"] warrants to purchase 375,000 shares of the Registrant's common stock at $1.1875 per share. The Laskos surrendered their respective performance options to purchase up to 750,000 shares of the Registrant's common stock, contained in their respective employment agreements. In addition, the Laskos entered an option agreement to purchase the businesses, assets or capital stock of three of the Registrant's wholly-owned subsidiaries, The Lasko Family Kosher Tours, Inc., The Lasko Companies, Inc. and A&E Management, Inc. at the fair market value thereof, to be independently determined. The option is exercisable for three years commencing April 1, 1998 until February 17, 2001, or earlier under certain circumstances, and will be presented to the Registrant's shareholders for approval at the 1997 annual shareholders meeting. If exercised, the disposal of these three wholly-owned subsidiaries will be accounted for as a divestment.

[11] Subsequent Events

On July 1, 1997, the Registrant acquired all of the assets and related liabilities of A One A Wholesale Produce, Inc. ["A One A"] a Ft. Lauderdale, Florida based produce distributor sells and distributes fresh fruit and vegetables to hotels, restaurants and other businesses in the south Florida region.

Such assets include all accounts receivable of the business, inventories, and certain furniture and equipment. The stated liabilities assumed were principally trade payables to suppliers of the business and certain long-term debt.

In consideration for the acquisition, the Registrant issued to A One A 500,000 shares of common stock. The asset purchase agreement also provides for contingent consideration based upon the achievement of specified earnings levels in future periods. The Registrant also paid A One A $3,130,000.

The acquisition was accounted for as a purchase, effective July 1, 1997. The operations of A One A will be included in the Registrant's results of operations from that date.

The Registrant intends to change its operating cycle to conform to Deering's fiscal year end (See MD&A). This change will take effect for the next quarterly period.
                     .   .   .   .   .   .   .   .   .   .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations - Lasko Family Kosher Tours (Passover Holiday Vacations)

Six months ended June 30, 1997 compared to six months ended June 30, 1996.

The Registrant operates it Passover holiday vacation segments at three resort locations. The Registry Resort & Spa in Ft. Lauderdale, Florida, the Fontainebleau Hilton in Miami Beach, Florida, the Rye Town Hilton in Ryebrook, New York. While the Passover vacation operations generate revenue and income and require year-round management activity, the concentrations of revenues and expenses occur in the second quarter.

Revenues for the six months ended June 30, 1997 were approximately $3,500,000 compared to $3,750,000 in 1996. The decrease in revenue was a result of the companies decision not to renew its operation of a Passover vacation at the Tamiment Hotel in Tamarac, Pennsylvania. Management felt that, in the future, the Tamiment would not be as profitable as expected and, on this basis, chose to no longer operate a Passover vacation at this particular venue.

Net income for the six month period ended June 30, 1997 was approximately $354,300, a 116% increase from the same period in 1996. This increase is primarily due to better cost control, both with operating expenses as well as lower selling general and administrative expenses.

Results of Operations - A & E Management Corp.

Six months ended June 30, 1997 compared to six months ended June 30, 1996.

The Registrant's operations at The Club at Emerald Hills in Hollywood, Florida are derived from the operations of the food & beverage operation in the Country Club. Revenues for six months ended June 30, 1997 were approximately $450,000 or 17% lower than the prior year period. The net loss for the period in 1997 was approximately $3,940 compared to $6,051 for the same period in 1996. Management believes that continued promotion and advertising of its operations should produce better results in the future.

Results of Operations - The Lasko Companies, Inc.

Six months ended June 30, 1997 compared to six months ended June 30, 1996.

The Lasko Companies, Inc. generates its revenues through the operation of Terrace Oceanside Restaurant in Hallandale, Florida. Net income for the six months ended June 30, 1997 was approximately $28,469 compared to a net loss of $74,632 for the six months ended June 30, 1996. This change for the period in 1997 can be attributed to several different factors. The Registrant realized an 8% decrease in its purchases as well as a 4% decrease in wages. Management believes that the overall cost control methods that it has implemented will continue to allow The Lasko Companies to realize net income although this segment of the Registrant's overall business is very seasonal and is heavily affected by this factor in the industry. During the Summer months, when the restaurant industry in Southern Florida is at a normal low, the Registrant temporarily closes the Terrace Oceanside restaurant.

Results of Operations - Deering Ice Cream, Inc.

Period ended June 28, 1997 to period ended June 29, 1996

Revenues for the period ending June 28, 1997 were approximately $3,113,200 or 6% higher than the $2,943,400 for the same period of 1996, although overall volume produced and shipped increased approximately 40% over the same period for 1996. The large difference in these reported amounts was caused by a change in billing methods with several large co-packing customers. As of January 26th, the Registrant's largest co-packing customer is providing Deering with materials at their cost. Deering is only charging a processing fee which includes direct labor overhead and profit. This billing procedure was also adopted for another major co-packing customer. In total, this has reduced co-packing revenues $800,000 as compared to what would have been charged in 1996 for equivalent volume, without any effect on profit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================


Branded sales for this period were up 22% over the prior year primarily due to the advent of the Howard Johnson line. Placement for this line has been obtained in major markets outside New England, including the New York Metropolitan area, Baltimore, Washington D.C. and Florida.

Operating income (loss) was $(28,400) an improvement of $396,600 over 1996. This stronger performance can be attributed to a reduction in overhead per gallon of approximately $0.51, a reduction in plant labor per gallon of $.17, and an improvement in yield of 7%. Selling and marketing expenses as a percent of net revenues are approximately 2% lower than last year due to more effective in-store promotion and a reduced level of slotting fees. Administration remained equivalent to last year despite the approximate 40% growth in sales related transactions.

Results of Operations - Terrace Holdings, Inc. (Consolidated)
-------------------------------------------------------------

Six months ended June 30, 1997 to six months ended June 30, 1996

The Registrant's consolidated net loss for the six months ended June 30, 1997 was approximately $200,400 compared to a net loss of approximately $420,400 for the six months ended June 30, 1996. This sharp decrease in the Subsidiaries' losses for 1997 are due to the following factors. The Registrant was able to realize an increase in net income for its Passover package operations of approximately $200,000. The Registrant was able to realize higher efficiency in all of its operations which resulted in a much lower loss for the six month period. Management believes that with the addition of A One A Produce & Provisions, Inc. in July of 1997, that the Registrant will begin to see the acretive results that it is committed to for the remainder of 1997 and into the future.

The amounts above for 1996 do not include the operations of DownEast Frozen Desserts, Inc.

As a result of the DownEast and A One A Produce acquisitions, the effects of the Registrant's seasonality should be reduced in the future.

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

** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to its Form 10-KSB, which was filed with the Commission April 15, 1996.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed for the Registrant during the period ended June 30, 1997.

SIGNATURE
================================================================================


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TERRACE HOLDINGS, INC.
                            (Registrant)



Dated: August 19, 1997      By: /s/ Milton Namiot
                                ---------------------------------------------
                                Milton Namiot, Chief Executive Officer


Dated: August 19, 1997      By: /s/ Joseph Dane
                                ---------------------------------------------
                                Joseph Dane, Corporate Controller
                                      (Principal Financial Officer)