Form 10QSB
period 1997-09-30
TERRACE HOLDINGS INC
filed 1997-11-19
CIK 1001051

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                                   ---------

                                  FORM 10-QSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1997  Commission File
                                ------------------
Number 0-27132
       -------
                            TERRACE HOLDINGS, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              65-0594270
           --------                                         -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

        4100 North Hills Drive
          Hollywood, Florida                                        33021
----------------------------------------                         -----------
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code: (954) 894-6000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X     No
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 19, 1997: 4,881,400

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
================================================================================

FORM 10-QSB
QUARTERLY REPORT
For the Nine Months Ended September 30, 1997
================================================================================

INDEX
================================================================================

                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

   Consolidated Balance Sheet as of September 30, 1997 [Unaudited]..........   1

   Consolidated Statements of Operations for the three and nine months
   ended September 30, 1997 and 1996 [Unaudited]............................   2

   Consolidated Statements of Cash Flows for the nine months ended
   September 30, 1997 and 1996 [Unaudited]..................................   3, 4

   Notes to Consolidated Financial Statements [Unaudited]...................   5, 8

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   9, 10

Part II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................   11

  Signatures................................................................   12


                    .   .   .   .   .   .   .   .   .   .   .

Item 1.
TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997.
[UNAUDITED]
================================================================================


Assets:
Current Assets:
  Cash and Cash Equivalents                                                $   157,290
  Accounts Receivable                                                        2,473,040
  Inventory                                                                  1,144,396
  Other Current Assets                                                       1,306,297
                                                                           -----------

  Total Current Assets                                                       5,081,023

Furniture, Fixtures and Equipment - At Cost [Net of
  Accumulated Depreciation of $697,423]                                      2,696,931

Intangible Assets [Net of Accumulated Amortization of $446,649]              4,719,570

Other Assets                                                                   330,387
                                                                           -----------

  Total Assets                                                             $12,827,911
                                                                           ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                                    $ 2,568,737
  Accrued Payroll and Payroll Taxes                                            137,525
  Deferred Revenue                                                              56,300
  Notes Payable                                                              2,082,730
                                                                           -----------

  Total Current Liabilities                                                  4,845,292
                                                                           -----------

Long-Term Debt                                                                 618,199
                                                                           -----------

Commitments and Contingencies                                                       --
                                                                           -----------

Stockholders' Equity:
  Convertible Preferred Stock - $.001 Par Value, 10,000,000
    Shares Authorized, 1,400,000 Shares Issued and Outstanding               2,800,000

  Common Stock - $.001 Par Value, 25,000,000 Shares
    Authorized, 4,881,400 Issued and Outstanding                                 4,881

  Additional Paid-in Capital                                                 6,686,762

  Retained Earnings [Deficit]                                               (2,127,223)
                                                                           -----------

  Total Stockholders' Equity                                                 7,364,420
                                                                           -----------

  Total Liabilities and Stockholders' Equity                               $12,827,911
                                                                           ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                          Three months ended               Nine months ended
                                             September 30,                   September 30,
                                        -----------------------         -------------------------
                                           1997         1996               1997          1996
                                        ----------   ----------         -----------   -----------
Revenue                                 $5,876,660   $  265,626         $13,285,667   $ 4,990,801

Cost of Sales                            4,478,479      148,136          10,201,494     3,634,322
                                        ----------   ----------         -----------   -----------

 Gross Profit                            1,398,181      117,490           3,084,173     1,356,479
                                        ----------   ----------         -----------   -----------
Operating Expenses:
 Selling, General and Administrative
  Expenses                               1,705,543      547,290           3,543,274     2,263,006
 Loss on Disposal                               --      129,826                  --       129,826
                                        ----------   ----------         -----------   -----------
 Total Operating Expenses                1,705,543      677,116           3,543,274     2,392,832
                                        ----------   ----------         -----------   -----------
 [Loss] from Operations                   (307,362)    (559,626)           (459,101)   (1,036,353)
                                        ----------   ----------         -----------   -----------
Other Income [Expense]:
 Interest Income                             2,421       17,078              24,889        78,849
 Interest Expense                          (78,077)      (1,514)           (149,177)       (6,986)
                                        ----------   ----------         -----------   -----------
 Other [Expense] Income - Net              (75,656)      15,564            (124,288)       71,863
                                        ----------   ----------         -----------   -----------
 [Loss] Before Income Taxes               (383,018)    (544,062)           (583,389)     (964,490)

Income Taxes                                    --           --                  --            --
                                        ----------   ----------         -----------   -----------
 Net [Loss]                             $ (383,018)  $ (544,062)        $  (583,389)  $  (964,490)
                                        ==========   ==========         ===========   ===========
 [Loss] Per Share                       $     (.09)  $     (.16)        $      (.13)  $      (.29)
                                        ==========   ==========         ===========   ===========
 Weighted Average Number of Shares       4,498,066    3,312,500           4,498,066     3,312,500
                                        ==========   ==========         ===========   ===========



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
================================================================================


                                                                               Nine months ended
                                                                               -----------------
                                                                                 September 30,
                                                                                 -------------
                                                                           1 9 9 7           1 9 9 6
                                                                           -------           -------
Operating Activities:
  Net [Loss]                                                             $  (583,389)      $  (964,490)
                                                                         -----------       -----------
  Adjustments to Reconcile Net [Loss] to Net Cash [Used for]
    Provided by Operating Activities:
    Depreciation and Amortization                                            335,694           323,620
    Loss on Disposal of Assets                                                    --            97,693

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
    Accounts Receivable                                                   (1,226,503)            1,668
    Inventory                                                               (997,429)          (11,105)
    Other Current Assets                                                  (1,116,118)          (11,253)
    Other Assets                                                            (468,241)           31,535

  Increase [Decrease] in:
    Accounts Payable and Accrued Expenses                                  1,749,240          (161,648)
    Payroll Taxes Payable                                                     80,380           (10,540)
    Deferred Revenue                                                        (130,112)          (92,196)
                                                                         -----------       -----------

    Total Adjustments                                                     (1,773,089)          167,774
                                                                         -----------       -----------
  Net Cash - Operating Activities                                         (2,356,478)         (796,716)
                                                                         -----------       -----------
Investing Activities:
  Acquisition of Intangible Assets                                           (19,699)         (675,000)
  Acquisition of Assets                                                   (1,221,445)         (177,091)
  Purchase of A-One-A Wholesale - Net of Cash Acquired                    (3,068,570)               --
  Purchase of DownEast Frozen Desserts, LLC - Net of Cash Acquired           (40,138)               --
                                                                         -----------       -----------
  Net Cash - Investing Activities                                         (4,349,852)         (852,091)
                                                                         -----------       -----------
Financing Activities:
  Proceeds from Demand Notes Payable                                       2,612,865                --
  Payment of Demand Notes Payable                                           (120,152)          (10,000)
  Payment of Demand Notes Payable - Stockholders and Related Parties              --          (153,380)
  Proceeds from Issuance of Convertible Preferred Stock                    2,800,000                --
                                                                         -----------       -----------
  Net Cash - Financing Activities                                          5,292,713          (163,380)
                                                                         -----------       -----------
  Net Increase [Decrease] in Cash and Cash Equivalents                    (1,413,617)       (1,812,187)

Cash and Cash Equivalents - Beginning of Periods                           1,570,907         3,602,009
                                                                         -----------       -----------
  Cash and Cash Equivalents - End of Periods                             $   157,290       $ 1,789,822
                                                                         ===========       ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
================================================================================


                                                         Nine months ended
                                                         -----------------
                                                           September 30,
                                                           -------------
                                                          1997        1996
                                                          ----        ----

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                            $149,177    $  2,269
    Taxes                                               $     --    $     --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  During the quarter, the Company issued 500,000 shares of its common stock valued at $1,000,000 in connection with the acquisition of A-One-A Wholesale Produce, Inc.



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------


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

Reclassification - Certain prior year amounts have been reclassified to conform to current year's presentation. Such reclassifications include the reclassification of payroll and related expenses.

[2] Income [Loss] Per Share

Income [loss] per share of common stock is based on weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.

[3] Common Stock

[A] At September 30, 1997, 4,881,400 shares of the Registrant's common stock were issued and outstanding.

[B] Pursuant to an offering memorandum dated July 7, 1997, the Company offered 1,750,000 units at $2 per unit, each unit consisting of one share of convertible preferred stock and two warrants, each to purchase one share of common stock at an exercise price of $4 per share. At September 30, 1997, 1,400,000 units were issued for $2,789,000 net of the cost of the offering.

[4] Intangible Assets

In January 1996, the Registrant entered into an assignment agreement to operate Passover vacations at hotels located in Miami, Florida, Rye Town, New York and Tamiment, Pennsylvania. The Registrant paid $675,000 for these agreements. This amount net of accumulated amortization is included in intangible assets. The intangible assets are amortized over four to six years, the life of the related contracts. The contract to operate a Passover vacation at the Tamiment Hotel expired after the 1996 Passover Holiday; therefore, the asset has been written off in its entirety. Amortization expense amounted to $9,400 and $107,851 for the three and nine months ended September 30, 1997, respectively. The change in amortization expense is a result of the Registrant's seasonality [See Note 5]. As a result of the Company's acquisitions [See Note 10], the Company recorded additional goodwill of $4,388,820. This amount is included in the net tangible asset of $4,719,570 at September 30, 1997.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------


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

[6] Deferred Revenue

Deferred revenue consists of deposits collected for future vacations at the Kosher holiday vacation venue and deposits on hand for future catering events. Deferred revenue totaled $56,300 for the nine months ended September 30, 1997.

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

In consideration for the acquisition, the Registrant issued to DownEast: (1) 918,900 shares of its common stock value at $763,836; and (2) warrants to purchase 250,000 additional shares of its common stock at an exercise price of $1.1875 per share, exercisable commencing February 17, 1997, through August 31, 2000 and (3) issued 75,000 shares valued at $89,000 for investment banking and finders fees. The Registrant also paid DownEast approximately $114,000 in cash. The total cost of the acquired company was approximately $1,300,000.

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

In consideration for the acquisition, the Registrant issued to A One A 500,000 shares of common stock valued at $1,000,000. The asset purchase agreement also provides for contingent consideration based upon the achievement of specified earnings levels in future periods. The Registrant also paid A One A $3,130,000 in cash. The total cost of the acquired company was approximately $4,100,000 resulting in goodwill of $2,036,342.

The acquisition was accounted for as a purchase, effective July 1, 1997. The operations of A One A will be included in the Registrant's results of operations from that date.

The Registrant intends to change its operating cycle to conform to A One A's fiscal year end (See MD&A). This change will take effect for the next quarterly period.

The goodwill recorded for the acquisitions is to be amortized over 20 years using the straight-line method.

The following pro forma information presents the results of the combined operations of Terrace Holdings, Inc. and Subsidiaries and Deering and A-One-A, treating the latter two as if they were subsidiaries of the Registrant for the full period then ended. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed as of January 1, 1996 or results which may occur in the future.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
================================================================================


[10] Business Acquisition [Continued]

Pro forma information for the nine months ended September 30, 1997 and 1996:

                                           September 30,
                                           -------------
                                        1 9 9 7      1 9 9 6
                                        -------      -------
Total Revenues                        $21,450,456  $20,405,681
Net Profit [Loss]                     $    63,478  $(1,313,609)
Net [Loss] Per Share                  $       .14  $      (.40)

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

[11] Subsequent Events

Subsequent to the quarter ended, the Registrant acquired all of the assets and related liabilities of Dry Dock Distributors, Inc. d/b/a Bay Purveyors, ["Bay Puveyors"] a Miami, Florida based dry goods distributor sells and distributes dry goods and dairy goods to various restaurants and other business in the South Florida region.

Such assets include all accounts receivable of the business, inventories and certain furniture and equipment. The stated liabilities assumed were principally trade payables to suppliers of the business and certain long term debt.

In consideration for the acquisition, the Registrant paid Bay Purveyors
$310,000.

The acquisition will be accounted for as a purchase. The operations of Bay Purveyors will be included in the Registrant's results of operations next quarter.



                     .   .   .   .   .   .   .   .   .   .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
================================================================================

Results of Operations - Terrace Holdings, Inc. (Consolidated)

Nine months ended September 30, 1997 to nine months ended September 30, 1996

The Registrant's consolidated net loss for the nine months ended September 30, 1997 was approximately $583,000 compared to a net loss of approximately $964,000 for the nine months ended September 30, 1996. The decrease in losses for the period in 1997 are attributable to greater efficiency and cost control in all of the registrants subsidiaries. The registrant finalized the purchase of A One A Produce in the third quarter and has since finalized the acquisition of Bay Purveyors, a food distributor in Miami, Florida. The company believes that with the addition and consolidation of these new subsidiaries, the company will increase growth and profitability in the fourth quarter of 1997 and into 1998.

Results of Operations - The Lasko Companies, Inc.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

The Lasko Companies generates its revenues through the operation of Terrace Oceanside Restaurant in Hallandale, Florida. The Company's net income of $11,600 compared to a net loss of $95,115 for the nine months ended September 30, 1996 can be attributed to several different factors. The Company realized a decrease in purchases and wages. During the summer months, when the restaurant industry in Southern Florida is at a normal low, the restaurant temporarily closes the Terrace Oceanside restaurant. The restaurant has subsequently reopened.

Results of Operations - A & E Management Corp.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

The Registrant's operations at The Club at Emerald Hills in Hollywood, Florida are derived from the operations of the Reflections' Restaurant and catering private functions. Although revenues for the nine months ended September 30, 1997 were slightly higher than the prior year period, the net loss for the nine months ended September 30, 1997 was approximately $56,000 compared to $38,000 for the same period in 1996. This increase in loss was primarily due to an overall increase in the cost of sales. Management is implementing new procedures for cost control in order to obtain lower expenses in the area of food and payroll costs.

Results of Operations - Lasko Family Kosher Tours (Passover Holiday Vacations)

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

The registrant operates it Passover holiday vacation segments at three resort locations. The Registry Resort & Spa in Fort Lauderdale, Florida, the Fontainebleau Hilton in Miami Beach, Florida and the Ryetown Hilton, in Ryebrook New York. Revenues for the nine months ended September 30, 1997 were approximately $3,495,000 or 7% less than the approximately $3,750,000 recorded in the comparable period in 1996. The decrease was a result of the companies decision not to renew its Passover operation at the Taminent Hotel in Tamarrac, Pennsylvania. Management felt that, in the future, the Taminment would not be a profitable as expected and, on this basis, chose to no longer operate a Passover vacation at this particular venue. Since this portion of the registrants business is extremely seasonal and all of the revenues are realized in the second quarter there are no operating results to speak of in the third quarter.

Results of Operations - A One A Produce & Provisions & Bay Purveyors

Nine months ended September 27, 1997 compared to nine months ended September 30, 1996

The newly acquired subsidiaries, A One A Produce & Provisions and Bay Purveyors do not have historical figures for revenue or income, therefore, no comparison can be made for this period. Management does believe that the additions of these subsidiaries will positively effect the financial results of the company in the future. The addition of these new operating companies are less seasonal than the other subsidiaries the registrant operates and management believes that this will help in the goal of relatively consistent quarter to quarter results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Results of Operations - Deering Ice Cream, Inc.
-----------------------------------------------

Period ended September 27, 1997 compared to period ended September 28, 1996

Revenues for the period ending September 27, 1997 were approximately $5,068,700 or 4% higher than the $4,862,100 for the same period of 1996, although overall volume produced and shipped increased approximately 44% over the same period for 1996. The large difference in these amounts was caused by a change in billing methods with several large co-packing customers. As of January 26th, the Registrant's largest co-packing customer is providing Deering with materials at their cost. Deering is only charging a processing fee which includes direct labor overhead and profit. This billing procedure was also adopted for another major co-packing customer. In total, this has reduced co-packing revenues $1,100,000 as compared to what would have been charged in 1996 for equivalent volume, without any effect on profit.

Branded sales for this period were up 21% over the prior year primarily due to the advent of the Howard Johnson line. Placement for this line has been obtained in major markets outside New England, including the New York Metropolitan area, Upstate New York, Baltimore, Washington D.C. and Florida.

Operating income (loss) was $(19,600) an improvement of $691,900 over 1996.
This stronger performance can be attributed to a reduction in overhead per gallon of approximately $0.48, a reduction in plant labor per gallon of $.21, and an improvement in material yield of 6%. Selling and marketing expenses as a percent of net revenues are approximately .5% lower than last year due to more effective in-store promotion and a reduced level of slotting fees. Administration remained equivalent to last year despite the approximate 44% growth in sales related transactions.

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

======================================

 * Incorporated by this reference to the Registrant's registration statement # 33-96892-A.

** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement # 33-96892-A, and to its Form 10-KSB, which was filed with the Commission April 15,1996.

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed for the Registrant during the period ended June 30, 1997.

SIGNATURES
--------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TERRACE HOLDINGS, INC.
                            (Registrant)



Dated: November 19, 1997    By: /s/ Milton Namiot
                                -----------------------------------------
                                Milton Namiot, Chief Executive Officer


Dated: November 19, 1997    By: /s/ Joseph Dane
                                -----------------------------------------
                                Joseph Dane, Corporate Controller
                                      (Principal Financial Officer)