Form 10KSB40
period 1997-12-31
TERRACE HOLDINGS INC
filed 1998-04-15
CIK 1001051

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     for the fiscal year ended December 31, 1997.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     for the transition period from _________________ to ___________________

     Commission file number       0-27132
                           -----------------------------------------------------

                                Terrace Holdings, Inc.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              65-0594270
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

1325 N.W. 22nd Street, Pompano Beach, Florida                       33069
---------------------------------------------                -------------------
  (Address of Principal Executive Office)                         (Zip Code)

                                (954) 917-7272
              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
         Title of Each Class                     on Which Registered
         -------------------                     -------------------

_____________________________________   _____________________________________

_____________________________________   _____________________________________

        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                               (Title of Class)

                   Redeemable Common Stock Purchase Warrants
--------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X        No
   --------------    ---------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year. $8,929,464.

     Aggregate market value of the voting stock held by non-affiliates computed by reference to the price of which the stock was sold, or the average bid and asked prices of such, as of a specified date within the past 60 days.
The aggregate market value on April 13, 1998: $8,389,207.

     As of December 31, 1997, the total number of shares of common stock outstanding: 5,006,400.

           This is page 1 of  ________  sequentially numbered pages.

                                     PART I
                                     ------

Item 1 - Description of Business
--------------------------------

(a)  Business Development
-------------------------

     Terrace Holdings, Inc., was incorporated under the laws of the State of Delaware on June 15, 1995, to change the state of incorporation of Bon Adventure Kosher Tours, Inc., a Florida corporation, formerly known as Embassy Kosher Tours of South Florida, Inc. As of the date of this filing, the Registrant has three wholly-owned operating subsidiaries, having sold two in the "hospitality" group and two in the "food services and distribution" group in the first quarter of 1998. The sold hospitality subsidiaries are A&E Management Corp., which manages the food and beverage operations of a non-kosher restaurant and catering operation at The Club at Emerald Hills in Hollywood, Florida; and The Lasko Family Kosher Tours, Inc., which operates Passover holiday vacations at three locations within the United States. The Lasko Companies, Inc., which owns and operates on leased property the Registrant's kosher, casual dining restaurant. The food services and distribution subsidiaries are: A-One-A Produce & Provisions, Inc. which is a Pompano Beach, Florida based produce distributor that sells and distributes fresh fruit and vegetables and "dry" grocery products to hotels, restaurants and other businesses in the southern Florida region; and Terrace Fresh Inc., which was organized to operate as an affiliate of Terrace's A-One-A Produce & Provisions, Inc. subsidiary. In December, 1997, the Registrant disposed of its frozen desserts manufacturing business. See "Frozen Desserts."

Food Services and Distribution

     Produce. In August, 1997, but effective as of July 1, 1997, the Registrant's wholly-owned subsidiary, A-One-A Produce & Provisions, Inc. ("A-One-A Produce") acquired the assets and related liabilities of A-One-A Wholesale Produce, Inc. ("A-One-A Wholesale"). Effective January, 1998, the Registrant acquired the assets and related liabilities of A One A Wholesale's affiliate, Fresh, Inc. Both corporations were unaffiliated with the Registrant. A-One-A Produce distributes fresh produce, fruits and vegetables to restaurants, country clubs, hotels, airline food service, and other institutional food service providers in the south Florida region. A-One-A Produce's warehouse encompasses 55,000 square feet on 3.5 acres, with 24 loading docks, 1,700 pallet locations and includes 30,000 square feet of refrigerated warehouse space. A-One-A Produce also operates a fleet of 28 refrigerated delivery trucks.

     Frozen Desserts. In February, 1997, in consideration of the issuance of 918,900 shares of the Registrant's Common Stock, warrants to purchase an additional 250,000 shares of Common Stock at $1.1875 per share and approximately $114,000 in cash, the Registrant's wholly owned subsidiary, Deering Ice Cream, Inc., acquired all of the assets and related liabilities of DownEast Frozen Desserts, LLC, a Delaware limited liability company unaffiliated with the Registrant, which manufactures and markets frozen desserts under the names Deering Ice Cream and Howard Johnson, as well as co-packing for approximately 15 other unaffiliated companies. The Registrant also issued warrants to purchase 250,000 shares at $1.1875 to Biltmore Securities, Inc., and 75,000 shares of Common Stock to Barclay Partners, L.L.C. as investment banking and finder's fees, and warrants to purchase 50,000 shares at $1.1875 to Bruce Phillips, a director of the Registrant, in recognition of his efforts successfully to negotiate and consummate the acquisition. In December, 1997, however, the Registrant consummated the sale of the assets and certain liabilities of its wholly-owned subsidiary, Deering Ice Cream, Inc. to a subsidiary of Fieldbrook Farms, Inc., Dunkirk, New York, for approximately $613,000 cash at closing, subject to later adjustment, plus certain royalties over four years. Further, based on post-closing accounting, the Company has released to the buyer the $200,000 of the purchase price held in escrow and is in discussions with the buyer to finalize the purchase price. The Registrant presently estimates it may have to refund approximately $50,000 more of the purchase price. During the relatively short period in which the Registrant owned and operated Deering Ice Cream, Inc., it became evident that the Registrant could not effect profitable operations there without a substantial increase in the commitment of financial resources to frozen dessert manufacturing, which resources have not been available to the Registrant. Additionally, the Registrant's management determined that concentrating on food distribution and processing would better serve its overall goals over time. Accordingly, management determined to dispose of its frozen dessert manufacturing operations as soon as practicable and concentrate on its food distribution businesses in an attempt to enhance shareholder value over the longer term. There is no assurance, however, that the Registrant will be successful in accomplishing this.

     In August, 1997, the Registrant guaranteed payment on a Loan and Security Agreement between Foothill Capital Corporation of Mechanicsville, Virginia and the Registrant's wholly-owned subsidiaries, Deering Ice Cream, Inc. and A-One-A Produce & Provisions, Inc. under which Foothill has provided revolving loans in a total amount of approximately $3,200,000, which were being used to refinance the principal accounts receivable and inventory financing with respect to Deering Ice Cream, Inc., and also to provide for the ongoing working capital needs of A-One-A Produce & Provisions, Inc. In connection with the sale of the Deering subsidiary's business in December, 1997, these loans were paid down in the amount of $1,396,913, leaving a principal balance of approximately $1,400,000. As a result of the foregoing transaction, the Registrant's guaranty was adjusted accordingly.

Hospitality

     Restaurant. From October, 1993 through May, 1995, the founders of the Registrant owned and operated the Terrace-on-the-Lake Restaurant, a casual, upscale kosher restaurant in Hollywood, Florida. In its short existence, Terrace-on-the-Lake developed a following among tourists visiting south Florida who observe the Jewish dietary laws. Because both the kitchen and the facilities were not large enough to serve adequately the needs of this restaurant, it was closed at the end of May, 1995, and in October, 1995, the Registrant opened a new restaurant, "Terrace Oceanside Restaurant", in Hallandale, Florida. The Registrant's initial plan was to establish a chain of kosher restaurants, which were to be called Terrace restaurants, along the Eastern seaboard and possibly later in the Midwestern United States. During 1996, however, management of the Registrant determined that the economic feasibility of opening additional kosher Terrace restaurants would be more difficult, both on an economic and management/employee basis, than earlier anticipated and decided, instead, to seek possible acquisitions of going concerns in the food - or food distribution - related industries.

     Terrace Oceanside Restaurant, in Hallandale, Florida, is the subject of an agreement of sale with an unaffiliated third party scheduled to close on or about June 15, 1998. See "Subsequent Events."

     Food and Beverage Management. The Registrant, until March 13, 1998, through its wholly-owned subsidiary, A&E Management Corp., managed a non-kosher restaurant and catering operation at The Club at Emerald Hills, an upscale country club in Hollywood, Florida. See "Subsequent Events."

     Holiday Vacations. In 1989, the Registrant began operating a kosher Passover holiday vacation venue at the Bonaventure Resort & Spa, now known as the Wyndham Resort & Spa, in Fort Lauderdale, Florida. Passover occurs each spring and the Registrant takes over the entire Registry Resort & Spa for the Passover holiday season. See "Subsequent Events."

     In January, 1996, the Registrant consummated an agreement with an unaffiliated entity, to assume operation of the annual Passover vacation venues at the Fontainebleau Hilton Hotel, Miami Beach, the Rye Town Hilton Hotel, Rye, New York, and the Tamiment Resort & Conference Center, Tamiment, Pennsylvania. As a result, for the 1996 Passover holiday, the Registrant operated holiday vacations at four different locations. The contract to operate a Passover vacation at the Tamiment Hotel expired after the 1996 Passover holiday and was not renewed for the 1997 Passover holiday.

     During the second half of 1997, the Board of Directors of the Registrant determined that its initial strategy of attempting to expand by establishing additional kosher dining facilities and Passover vacation venues geographically dispersed would entail substantial costs both economically and in executive personnel. Accordingly, the Board determined to seek company growth by acquisition of existing food services and distribution operations. Thus, on November 12, 1997, the Board of Directors determined to discontinue the "hospitality" segments of its business and shortly thereafter Dr. Lasko notified the Board of his intention to acquire those segments. In connection with that transaction, Dr. Lasko has submitted his resignation as President of the Registrant effective immediately upon the affirmative vote of the Registrant's stockholders at its upcoming Annual Meeting ratifying the transaction. In accordance with the agreement, Dr. Lasko ceased drawing salary from the Registrant effective as of January 1, 1998.

(b)  Businesses of Issuer.
--------------------------

Food Services and Distribution

     A-One-A Produce & Provisions, Inc. Effective July 1, 1997, the Registrant's wholly-owned subsidiary, A-One-A Produce & Provisions, Inc. ("A-One-A Produce") acquired the assets and related liabilities of A-One-A Wholesale Produce, Inc. ("A-One-A Wholesale") for a purchase price of $3,100,000 in cash and the issuance of a total of 500,000 shares of Common Stock to the two shareholders of A-One-A Wholesale. Effective January, 1998, the Registrant purchased all of the outstanding stock of A-One-A Wholesale's affiliate, Fresh, Inc. for a purchase price of $105,000 and the issuance of a total of 138,948 shares of the Registrant's Common Stock to three former shareholders of Fresh, Inc. Both corporations were unaffiliated with the Registrant. A-One-A Produce distributes fresh produce, fruits and vegetables to restaurants, country clubs, hotels, airline food service, and other institutional food service providers in the South Florida region.

     A-One-A Wholesale was founded in 1987 by Virgil D. Scarbrough and Scott Davis. Messrs. Scarbrough and Davis are now Co-Chief Operating Officers of A-One-A Produce under employment agreements expiring on June 30, 2002. See "Management - Employment Agreements and Aggregate Options Holdings." The business is located in Pompano Beach, Florida and is currently housed in 55,000 square feet of rented space. In addition, the Registrant incorporated Terrace Fresh, Inc. to operate the business of A-One-A Wholesale's affiliate, Fresh, Inc. Revenue in 1996, prior to the Registrant's acquisition, for A-One-A Wholesale was approximately $14.5 million dollars. A-One-A Produce employs approximately 105 people.

     A-One-A Produce delivers seven days per week and its customers rely on daily deliveries. The served area reaches southward to Homestead, Florida, and as far as Jupiter, Florida, to the north, principally on the east coast of the state. Service is a major component of the business' competitive strength. A-One-A Produce does not attempt to be the low cost provider, but, rather, seeks to distinguish itself as a provider of high quality products and exceptional service. Most orders are received in the afternoon and delivered the next morning. Customers are supported by a sales manager and nine regional sales representatives to ensure optimum service and communication. A-One-A Produce operates a fleet of 28 delivery trucks, all of which are refrigerated and equipped with two-way radios.

     Mr. Davis is primarily responsible for buying produce, pricing the produce to the customers and identifying and selling the new larger accounts. Mr. Scarbrough generally is responsible for office administration, personnel, warehouse and delivery operations. For the most part, each of Messrs. Davis and Scarbrough is capable of performing the other's basic day-to-day duties. Jonathan S. Lasko, Executive Vice-President and Chief Operating Officer of the Registrant is the President and Chief Executive Officer of A-One-A Produce.

     Produce is purchased on an international basis through approximately six brokers. All purchases are made on an F.O.B. basis to A-One-A Produce's warehouse. The Registrant has also recently joined a produce buying co-operative, Pro*Act, and is currently buying a portion of its requirements through it. Purchasing is also performed directly with farmers in the Florida market depending upon seasonal availability. Pricing to customers is set on a weekly basis in accordance with market conditions. The pricing scheme is very complex and takes into effect a number of qualitative factors. Pricing is set at a detailed item by item level for each type of produce by customer. A small number of the larger accounts in terms of sales have pricing arrangements that represent a margin above market price as an approximation of cost. Some of the Registrant's larger customers currently include Boston Market, TGI Friday's, Darden (Red Lobster and Olive Garden), and Applebee's. No individual customer accounts for more than 7% of the Registrant's produce sales.

     Fresh, Inc. supplies cut produce to A-One-A Produce's customers through A-One-A Produce and also to process food manufacturers directly. This business is approximately two years old. Its revenues in 1996 were approximately $1,500,000; approximately $1,000,000 of which represents sales to A-One-A for resale. The produce is processed by Fresh primarily by means of washing or peeling and cutting. The produce is then vacuum sealed in dated plastic bags and boxed for immediate delivery. The pre-cut, pre-packaged produce market is currently in its infancy in southern Florida. Although there can be no assurance, it is anticipated that this business segment will contribute material growth in revenues and profits in the future.

     A-One-A Produce leases a building housing its offices, warehouse and processing operations in Pompano Beach, Florida. This property is a 55,000 square foot warehouse on 3.5 acres and should allow for further expansion. The building has 24 loading docks (approximately half of which are refrigerated), 1,700 pallet locations, and includes 30,000 square feet of refrigerated warehouse space. The building is leased from an affiliate of Messrs. Scarbrough and Davis. The lease was negotiated in connection with the acquisition of A-One-A Wholesale and Fresh, to become effective on the property's purchase by the affiliate of Messrs. Davis and Scarbrough.

     In September, 1997, the Registrant acquired the assets of Dry Dock Distributors, Inc. a Florida corporation d/b/a Bay Purveyors ("Bay Purveyors"), which distributes "dry" grocery items in the south Florida region. The purchase price was $340,000. The business of Bay Purveyors is conducted as part of A-One-A Produce.

     In January, 1998, the Registrant acquired the assets of D.M.S. Food Distributors, Inc., a Florida corporation, d/b/a Gourmet Distributors ("Gourmet Distributors"), which distributes "dry" grocery items in the south Florida region. The purchase price was $125,000. The business of Gourmet Distributors is conducted as part of A-One-A Produce.

Sale of Frozen Desserts Business

     Deering Ice Cream, Inc. In December, 1997, the Registrant's wholly-owned subsidiary, Deering Ice Cream, Inc. ("Deering"), sold substantially all of its assets and related liabilities to a subsidiary of Fieldbrook Farms, Inc. ("Fieldbrook"), for an aggregate purchase price of $1,000,000, subject to later adjustment. In conjunction with the sale, Milton Namiot, Chief Executive Officer of the Registrant and President of Deering, and Joseph Dane, Controller of the Registrant and Chief Financial Officer of Deering, resigned their respective positions with the Registrant.

     Under the agreement with Fieldbrook, $200,000 of the purchase price was placed in escrow for 60 days pending receipt by the parties of an independent post-closing audit of Deering, any third party claims against Deering relating to matters prior to the closing and certain other matters. In addition, there was a downward adjustment of the purchase price made at closing of $387,142 as a result of the working capital deterioration at Deering from September 30, 1997 to closing. On March 20, 1998, the Registrant released the full escrow amount to Fieldbrook and is currently in discussion to finalize the purchase price based on the post-closing audit. The Registrant presently estimates it may have to refund approximately $50,000 more of the purchase price.

     The Registrant will receive annual royalties from Fieldbrook for four years at the rates of 2%, 2%, 1% and 1%, respectively, of net sales by Fieldbrook of products under the Howard Johnsons and Deering labels. At this time, the Registrant cannot estimate whether or if such royalties, if received, will be material.

Subsequent Events

     Sale of Hospitality Segments.   In November, 1997, Samuel H. Lasko,
President, notified the Registrant of his intention to exercise his option to purchase the hospitality subsidiaries of the Registrant at a purchase price equal to the "fair value" of the subsidiaries. Dr. Lasko's exercise of his option is subject to the Registrant securing an independent fairness opinion and the affirmative vote of the majority of the Registrant's shareholders. The Board of Directors retained an independent accounting, consulting and valuation firm to render such an opinion and that opinion was acceptable to Dr. Lasko. Accordingly, on March 12, 1998, the A&E Management, Inc., and The Lasko Family Kosher Tours, Inc. subsidiaries of the Registrant were sold to him effective as of January 1, 1998, subject to the affirmative shareholder vote required for consideration aggregating $575,000 in accordance with the independent fairness opinion received by the Registrant. The consideration consisted of Dr. Lasko giving up the approximately three years remaining under his employment agreement with the Registrant (independently valued at $417,807) and 114,322 of his warrants to purchase Common Stock at $1.1875 per share (independently valued at $157,193). Additionally, Dr. Lasko agreed to manage the business of The Lasko Companies, Inc. (The Terrace Oceanside Restaurant) for the Registrant, without fee, until the Registrant consummates the sale thereof to an unaffiliated third party.

     On March 23, 1998, an agreement was entered into under which the restaurant business will be sold to an unaffiliated third party for an aggregate purchase price of $90,000. Closing of the sale is scheduled for June 15, 1998. Pending such closing, Dr. Samuel H. Lasko is managing the restaurant, without fee, on behalf of the Registrant. If for any reason this sale is not completed, Dr. Lasko will continue his management of the restaurant until the earlier of approximately one year or a new buyer is found and purchases the Restaurant.

Advertising And Marketing

     The Registrant currently markets its products and services through the use of mailing lists and various trade publications. The Registrant presently is considering engaging in the future outside professional marketing firms to conduct its marketing activities, none of whom yet have been engaged. Such marketing activities may include an evaluation of all aspects of the Registrant's products and services. Depending upon the outcome of any such marketing evaluations, the Registrant may decide to make changes with respect to the marketing of its products and services.

Competition

     The wholesale fresh produce and grocery businesses are also very competitive, and the Registrant's subsidiaries face competition from other low-
cost produce providers.   However, A-One-A Produce and Fresh strive to maintain
high quality and exceptional service in the market by making quality products and efficient service its priority.

     It must be noted that food related businesses are often affected by arbitrary changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the number and locations of competing businesses and employment trends.

Government Regulation

     The Registrant is subject to various federal, state and local laws affecting its businesses. Each of the Registrant's food service operations is subject to licensing regulation by numerous governmental authorities which may include building, health and safety and fire agencies. Difficulties in obtaining or failures to obtain or maintain the necessary licenses or approvals could have a material adverse effect on the Registrant's operations.

     A-One-A Produce and Fresh maintain licenses under the Perishable Agricultural Commodities Act ("PACA") which regulates "commission merchants," "brokers," and "dealers" engaged in the business of shipping or receiving perishable agricultural commodities in interstate commerce.

Employees

     The Registrant employs approximately 105 people which includes administrative, transportation and warehouse personnel, as well as executive management.

Item 2 - Description of Property
--------------------------------

     A-One-A Produce & Provisions, Inc. leases approximately 55,000 square feet at 1351 N.W. 22nd Street, Pompano Beach, Florida, for use as its principal offices and warehouse. The lease term is for ten years with three five year options to extend expiring June 30, 2007, at a rental of approximately $222,000 per year. The Pompano Beach facility is owned by an affiliate of Messrs. Scarbrough and Davis. A lease for this facility was negotiated as part of the A-One-A transaction. Under the lease, the Registrant has an option to purchase the land and building in Pompano Beach, Florida at a purchase price of $2,000,000 until December, 1998, though there is no assurance that such will be the case.

     Until August 1, 1997, the Registrant leased approximately 2,000 square feet at 2699 Stirling Road in Ft. Lauderdale, Florida, for use as its executive offices and reservations center. The Registrant's executive offices are now located in the A-One-A Produce facility in Pompano Beach, Florida. Management believes that the above facilities will be sufficient for its operations in the foreseeable future.

Item 3 - Legal Proceedings
--------------------------

     The Registrant is not currently a party to any material legal proceeding.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the fourth quarter of the past fiscal year, the Registrant has not submitted any matter to a vote of security holders, through solicitation of proxies or otherwise.

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

     Set forth below is the range of high and low sales prices of the Common Stock and Warrants for each month since the Registrant's initial public offering as reported by NASDAQ for those periods. The prices represent quotations between dealers. The quotations do not include retail markups, markdowns, or commissions and may not represent actual transactions.

                                                    Bid               Ask
                                                ------------      -----------
Type of Security    Quarter Ended               High    Low       High    Low
----------------    -------------               ----    ----      ----    ---

Common Stock        December 29, 1995/(1)/      6 1/8   2 1/4     7 1/8   4 1/4

                                                  High/(2)/         Low/(2)/
                                                  ---------         --------

                    March 31, 1996                 6 3/4             4 1/4
                    June 30, 1996                  4 5/8             3
                    September 30, 1996             4 1/2             2 3/4
                    December 31, 1996              1 1/16              7/8
                    March 31, 1997                 1 1/2             1 5/16
                    June 30, 1997                  1 7/8             1 7/8
                    Sept. 30, 1997                 2 1/8             2
                    December 31, 1997              1 1/4             1 1/8

                    Quarter Ended               High    Low       High    Low
                    -------------               ----    ----      ----    ---

Warrants            December 29, 1995/(1)/      1 1/2    3/4        2     1 1/2

                                                  High/(2)/         Low/(2)/
                                                  ---------         --------
                    March 31, 1996                 2  1/2            1  1/4
                    June 30, 1996                  1  3/4            1
                    September 30, 1996             1  5/8               1/2
                    December 31, 1996                5/16              5/16
                    March 31, 1997                    5/8               5/8
                    June 30, 1997                     3/4               3/4
                    September 30, 1997             2  1/8            1  7/8
                    December 31, 1997              1 3/16            1

----------------------------
/(1)/ Includes only the period December 6, 1996 through December 29, 1996. /(2)/ In February, 1996, NASDAQ changed its reporting system to no longer including Bid and Ask amounts; therefore, the prices shown for these dates only reflect the High and Low actual sales price.

Holders

     As of January 7, 1997, there were 40 and 39 holders of record of the Registrant's Common Stock and Public Warrants, respectively. The Registrant believes that it has a greater number of shareholders and Public Warrant holders because the Registrant believes that a substantial amount of its Common Stock and Public Warrants are held of record in street name by broker-dealers for their customers.

Dividends

     The Registrant has not paid any dividends on its Common Stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations:
----------------------

Terrace Holdings, Inc. (Consolidated)
-------------------------------------

Year ended December 31, 1997, compared to year ended December 31, 1996.
-----------------------------------------------------------------------

     The Registrant's consolidated net loss for 1997 was approximately $4,300,000, compared to a net loss of approximately $1,156,000 for 1996. The substantial increase was due to several factors. The primary factor was the loss on the disposition of several of the Registrant's operating subsidiaries. In November, 1997, Management and the Board restructured the focus and objective of the Registrant going forward. A major part of this restructuring included the concentration on the processing and distribution of produce and other food related items. The Registrant's plan called for the sale of its ice cream and hospitality units. The sale of these operations (the ice cream business in December, 1997, and the two major hospitality units effective January, 1998) resulted in losses on disposal of approximately $ 2,789,000. The balance of the operating losses primarily resulted from the underperformance of the ice cream unit due to increased cost associated with production as well as increased selling, general, and administrative costs.

     In addition, the Registrant incurred losses from its A-One-A Produce and Provisions, Inc. subsidiary in the six-months it owned the Registrant in 1997. These losses were due primarily to costs associated with its moving into its new facility and increased labor costs. See Below.

Continuing Operations:
----------------------

     A-One-A Produce & Provisions, Inc., the Registrant's subsidiary that distributes produce, dairy, and other grocery items, operates in Pompano Beach, Florida, out of its 55,000 sq. ft. warehouse. There are no comparable results for 1996, as the company was not part of the Registrant's organization. For the other six-month period ended December 31, 1997, A-One-A Produce and Provisions, Inc. sustained a loss of approximately $437,000. This loss, was primarily due to the increased cost in selling, general, and administrative expenses due to the Registrant's plan to develop the business in a very aggressive manner. In addition, the Registrant moved into its new facility September 7, 1997, and incurred additional costs of approximately $150,000 as a result of inefficiency within its operations. The Registrant has taken steps to increase efficiency, both with technology as well as internal procedures in order to overcome initial inefficiencies and realize greater profitability from its distribution sector. The Registrant also purchased two small distribution companies in late 1997 to expand and consolidate with A-One-A's current operation. Management believes that as it continues to attempt to increase value, both through increased produce sales as well as varying its product lines, the Registrant will realize greater profitability.

Discontinued Operations:
------------------------

Passover Holiday Segments:
--------------------------

     For the Passover season in 1997, the Registrant operated three venues, the Registry Resort & Spa in Fort Lauderdale, Florida, the Fontainebleau Hotel in Miami Beach, Florida, and the Rye Town Hilton in Westchester, New York. Revenue for this segment was approximately $3,475,000, compared to $3,750,000 in 1996. The decrease in revenue was a result of the Registrant's decision not to renew 1997 operations at the Tamiment Hotel in Pennsylvania. As a result of non-operation at this facility, the Registrant expensed the remainder of the amortized value directly associated with that hotel. The Registrant originally acquired the contracts to operate vacation venues at the Fontainebleau, Rye Town Hilton and Tamiment Resort in 1996 for $675,000. The full amount was recorded as intangible assets. Management decided that the growth and income trend of this segment was not in the ultimate plans of the Registrant, and accordingly decided to exit this segment of the Registrant's business. Subsequent to the year ended December 31, 1997, the Registrant sold these operations retroactive to the beginning of the year and subject to shareholder ratification. These operations and one of the food services subsidiaries were sold to Samuel H. Lasko, President, pursuant to Mr. Lasko's exercise of his option to purchase the hospitality subsidiaries for an aggregate purchase price of $575,000, which is the value of the businesses as determined by an independent fairness opinion.

Food Service Segment
--------------------

     The Registrant decided in November, 1997, to dispose of its food service units. As of the end of fiscal 1997, the Registrant's reported loss for its A & E Management, Inc. and The Lasko Companies, Inc. subsidiaries was approximately $98,000 compared to a loss of approximately $189,000 in 1996. The increase was due primarily to costs associated with the disposal of these entities. Management's decision to dispose of these entities was primarily based on the Registrant's inabilities to effectively grow these specific entities. As mentioned above, while the Registrant has already sold, subject to shareholder ratification, the A & E Management Corp. subsidiary to Samuel H. Lasko, it expects to sell the Terrace Oceanside Restaurant, which is the operation of The Lasko Companies, Inc. subsidiary in the second quarter of 1998. Presently, the Registrant has entered into a Management Agreement with Samuel H. Lasko, under which Mr. Lasko will continue to manage the restaurant until such a sale of the operations is consummated.

Deering Ice Cream, Inc.
-----------------------

     In February, 1997, the Registrant purchased the assets and related liabilities of DownEast Frozen Desserts, LLC. The loss incurred for the year ended December 31, 1997, was approximately $738,000. The losses were incurred from operations as well as from the disposal of the ice cream business. Management decided to dispose of this segment because it did not fit into the Registrant's long term plan of goals and objectives, additionally, the revenues in the ice cream subsidiary took a downturn. As a result, profitability was not obtained. In order to overcome these two issues, the Registrant would have had to infuse substantial funding to compete with some of the larger competition, and such additional funding, whether in the form of equity capital or debt financing, did not appear to be reasonably available. Thus, Management felt concentrating on its distribution and processing entities was a better direction to take.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1997, the Registrant had cash of approximately $(235,000) and working capital of approximately $(898,000). The Registrant, A-One-A Produce & Provisions, Inc. and Terrace Fresh, Inc. have relied principally on internally generated funds to fund their working capital needs.

Management has initiated a financing plan with a bank and a number of its investors to provide the necessary funds to continue to operate its businesses and to provide additional capital for a possible acquisition.

The Registrant has received a letter of intent from a bank to provide financing to the Registrant. The bank has commenced its normal due diligence investigation which should be completed shortly. Management is not presently aware of any matter which would prevent the completion of the financing.

The Registrant has a pending registration statement covering a proposed offer to its warrantholders to exercise their warrants and purchase common stock at a temporarily reduced exercise price. Several warrantholders have indicated they intend to exercise their warrants, once the registration statement is declared effective. In addition, if so requested by the Registrant, a private investor has indicated his intent to purchase equity capital in the Registrant if sufficient proceeds are not realized by the Registrant from such warrant exercises.

Management believes that actions presently being taken to revise the Registrant's operating and financial requirements provide the opportunity for the Registrant to continue as a going concern. However, the success of management's plans is not assured.

Seasonality:
------------

The continuing operations of the Registrant are seasonal due to the increased business in South Florida during the winter months. However, the Registrant's Management believes that continuing operations will be less seasonal than the hospitality and ice cream units have been. Additionally, Management believes that through additional acquisitions in the food processing and distribution areas it may minimize these seasonal effects, though there is no assurance that any further acquisitions will be successfully made or that less seasonal effects will be accomplished.

Item 7 - Financial Statements
-----------------------------

     The financial statements to this Form 10-KSB are attached commencing on Page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its accountants in fiscal 1997.

                                    PART III
                                    --------

Item 9 - Directors, Executive Officers. Promoters and Control Persons;
----------------------------------------------------------------------
Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

     As of December 31, 1997, the Registrant's directors and executive officers were:

Name                         Age  Position Held

Dr. Samuel H. Lasko/(1)/      52  President, Treasurer and Director

Jonathan S. Lasko             26  Executive Vice-President, Secretary, Chief
                                  Operating Officer and Director

Bruce S. Phillips             54  Director

Steven Shulman                56  Chairman of the Board of Directors and Chief
                                  Executive Officer

Richard Power                 48  Director

Bernard Rubin, M.D.           49  Director

Fred A. Seigel/(2)/           42  Director

______________________________
/(1)/ In connection with the sale of the "hospitality" businesses, in March, 1998, Dr. Lasko has resigned as an officer of the Registrant effective on the ratification of the sale by the Registrant's shareholders (later this year). Dr. Lasko has also advised that he will not stand for re-election as a director at that time.
/(2)/ Elected a director on February 18, 1998, to fill the vacancy caused by the resignation of Milton Namiot. See Item 10, "Executive Compensation," Note 6.

     Directors are elected on an annual basis. All directors of the Registrant hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. At present, the Registrant's by-laws provide for not less than one director nor more than seven. Until the DownEast acquisition in February, 1997, there were five directors, and as of February 17, 1997, there have been seven directors. The Registrant's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

     DR. SAMUEL H. LASKO, age 52, has been President, Treasurer and a director of the Registrant since its inception in October, 1988, and was Chairman of the Board of Directors and Chief Executive Officer from August, 1995 until February 17, 1997, immediately following the DownEast transaction. Dr. Lasko has also been president of A&E Management Corp. since October 27, 1993, The Lasko Companies, Inc. since May 11, 1995, and Prime Concern Kosher Foods, Inc. since December, 1995. Dr. Lasko holds a B.A. from Yeshiva University in New York City and received his Ed.D. in 1984 from the University of Maryland. Dr. Lasko is the father of Jonathan S. Lasko, currently the Executive Vice-President, Secretary, the Chief Operating Officer of the

Registrant and one of its directors, and the brother-in-law of Bruce S. Phillips, a director of the Registrant.

     JONATHAN S. LASKO, age 26, has been a director of the Registrant since September, 1994, and its Chief Operating Officer and Secretary since August, 1995. He has also been the Registrant's Executive Vice-President since May, 1993. Mr. Lasko has also been vice-president of A&E Management Corp. since October 27, 1993, The Lasko Companies, Inc. since May 11, 1995 and Prime Concern Kosher Foods, Inc. since December, 1995. He is also President and Chief Executive Officer of A-One-A Produce and Provisions, Inc. Mr. Lasko attended Yeshiva University, New York, New York, in 1988 and 1989, and Bernard Baruch College of City University of New York, New York in 1990 and 1991. From January, 1990 until October, 1993, when he became a full-time employee of the Registrant, Mr. Lasko was a part-time employee of the Registrant and managed its food and beverage operations for its Passover holiday vacation. Mr. Lasko is the son of Dr. Samuel H. Lasko, the President and Treasurer of the Registrant and one of its directors, and the nephew of Bruce S. Phillips, a director of the Registrant.

     BRUCE S. PHILLIPS, age 54, has been a director of the Registrant since August, 1995. He is a graduate of City College of New York. From April, 1988 until August, 1994, Mr. Phillips was president and director of Frem Corp., a plasticware manufacturer. Since August, 1994, Mr. Phillips has owned PFS Venture Group, a business management and financial consulting firm. Mr. Phillips is the brother-in-law of Dr. Samuel H. Lasko, a director of the Registrant and its President and Treasurer, and the uncle of Jonathan S. Lasko, a director of the Registrant and its Executive Vice-President, Secretary and Chief Operating Officer.

     STEVEN SHULMAN, age 56, is a Managing Director of Latona Associates, Inc., an investment banking firm involved in advisory services and principal investments. He serves as a director of a number of public and private companies and is currently a director of WPI Group, Inc., Ermanco Incorporated, Beacon Capital Partners, L.P. and Corinthian Directory, Inc. Mr. Shulman holds an M.S. in Industrial Management from the Stevens Institute of Technology, where he currently serves as Vice Chairman of its Board. Since February, 1997, Mr. Shulman has served as the Chairman of the Board of Directors and since February 18, 1998, has also served as the Chief Executive Officer of the Registrant.

     RICHARD POWER, age 48, has been the President of Carlisle Plastics, Inc., a division of Tyco International Ltd., a New York Stock Exchange listed corporation, since January, 1997. He served as a consultant to Tyco from 1995 through 1996, Vice President and Chief Financial officer of Abex Inc. a New York Stock Exchange listed corporation between 1994 and 1995, and was the Managing Director of a private investment company from 1992 through 1994. Mr. Power holds a B.S. and an M.B.A. from Boston College. Since February, 1997, Mr. Power has served as a director of the Registrant.

     BERNARD RUBIN, M.D., age 49, was a director of the Registrant from August, 1995, to February 17, 1997, when he voluntarily resigned. He was re-elected a director at the Registrant's 1997 Annual Meeting of Shareholders. For the past approximately 19 years, Dr. Rubin has been a practicing cardiologist in Baltimore, Maryland, where, for the past six years he has been the President of Baltimore Heart Associates, an 18-member cardiology group. Dr. Rubin has served as President of the Medical Staff and is currently Chief of Cardiology and Medical Director of the Critical Care Unit at Northwest Hospital Center in Baltimore. He holds undergraduate degrees from

Yeshiva University and a medical degree from New York Medical College, both in New York. Dr. Rubin is a Fellow in the American College of Cardiology.

     FRED A. SEIGEL, age 42, was elected a Director on February 18, 1998, to fill a vacancy. Mr. Seigel is a founder, President and a Director of Energy Capital Partners, a privately-held, Boston-based company organized in September, 1993, providing financing for energy efficiency projects for commercial, industrial and institutional property owners throughout the United States. He has more than twenty years experience in the energy field. From January, 1988 to October, 1994, he served as a limited partner in two large-scale energy co-generation projects in New York state, representing a total investment of $350,000,000. From March, 1984 to November, 1986, Mr. Seigel was a project manager for Wheelabrator-Frye, Inc., in that company's Resource Recovery Division. From January, 1981 to January, 1983, he was the Director of the Executive Office for Energy for the State of New Hampshire. Mr. Seigel holds a B.A. from New England College, Henniker, New Hampshire.

Director Compensation

     Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors and commencing in fiscal 1996, non-employee directors were paid $750 for each directors' meeting attended. The Registrant anticipates that the Board of Directors will continue to meet at least four times a year.

Item 10 - Executive Compensation
--------------------------------

     The following table sets forth all compensation paid or distributions made during the fiscal years ended December 31, 1997, 1996 and 1995, by the Registrant or any of its subsidiaries to the Chief Executive Officer of the Registrant and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000.

                                                     Annual Compensation
                                             ------------------------------------
                                Year Ended    Annual        Other
Name & Principal Position       December 31   Salary    Compensation      Options
-------------------------       -----------   ------    ------------      -------

Samuel H. Lasko,                       1995  $ 31,403   $ 169,081/(2)/  750,000/(5)/
President and                          1996  $125,000   $9,517/(3)(4)/
Treasurer                              1997  $150,000   $  22,502/(3)/

Jonathan S. Lasko,                     1995  $ 24,592   $ 169,081/(2)/  750,000/(5)/
Executive Vice                         1996  $ 70,000   $   7,255/(3)/
President, Secretary and               1997  $ 95,000   $  21,727/(3)/
Chief Operating Officer

Milton Namiot,                         1997  $175,000   $   9,500/(3)/  125,000/(6)/
Chief Executive Officer/(6)/

____________________________________________________

/(1)/ Paid by A&E Management Corp. ("A&E").

/(2)/ Represents combined "S" corporation distributions in the nature of dividends through December 5, 1995, when the Registrant first offered and sold its securities to the public.

/(3)/ Represents amounts paid for lease of automobile, automobile insurance, cell phone and health insurance.

/(4)/ Does not include repayments of loans from A&E, The Lasko Companies, Inc.
      and the Registrant.

/(5)/ In connection with the DownEast acquisition in February, 1997, each of Samuel Lasko and Jonathan Lasko surrendered their respective right to performance options, contained in their respective employment agreements and, in lieu thereof, the Registrant issued to each of Samuel H. Lasko and Jonathan D. Lasko warrants to purchase 375,000 shares of the Registrant's common stock at $1.1875 per share exercisable immediately and expiring August 31, 2000.

/(6)/ In connection with the sale of the Registrant's Deering Ice Cream, Inc.
      business, Mr. Namiot resigned as an officer. He was an officer and director of the Registrant from February 17, 1997 until the closing of the Deering transaction. In connection with his resignation, the termination of this three year employment contract and his release of the Registrant from the terms thereof, Mr. Namiot was vested with 50% of the options theretofore granted him, or options to purchase 125,000 shares of the Registrant's common stock.

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

                                                          Number of
                                                          Securities        Value of
                                                          Underlying        Unexercised
                                                          Unexercised       In-The-Money
                                                          Options/SARs      Options/SARs
                                                          at FY-End (#)     at FY-End ($)

                       Shares Acquired On   Value         Exercisable/      Exercisable/
Name                   Exercise (#)         Realized ($)  Unexercisable     Unexercisable
---------------------  ------------------   -----------   ---------------   -------------

Milton Namiot/(1)/            ---              ---            ---               ---

Samuel H. Lasko               ---              ---        0/750,000/(2)/        $0/0

Jonathan S. Lasko             ---              ---        0/750,000/(2)/        $0/0

__________________________________________________

/(1)/ Mr. Namiot was not an officer of the Registrant in 1996. He was elected an officer on February 17, 1997, following the DownEast transaction, and resigned in December, 1997 following the sale of the Deering business.

/(2)/ Represents options(based on performance by the Registrant) contained in the Lasko's employment agreements. In connection with the DownEast acquisition, effective February 17, 1997, each of Messrs. Samuel and Jonathan Lasko voluntarily surrendered their respective right to these options and, in lieu thereof, the Registrant issued to each of Samuel H. Lasko and Jonathan D. Lasko warrants to purchase 375,000 shares of the Registrant's common stock at $1.1875 per share exercisable immediately and expiring August 31, 2000.

Employment Agreements and Aggregate Options Holdings

     The Registrant has 5-year employment agreements, ending August 31, 2000, with each of Dr. Samuel H. Lasko and Jonathan S. Lasko. Dr. Samuel H. Lasko tendered to the Registrant the balance of his employment agreement in partial consideration of his purchase of the Registrant's "hospitality" segments. See "Subsequent Events."

     Under his employment agreement, Dr. Samuel H. Lasko received an annual base salary of $95,000 for the first two years and was to receive $125,000 for the third year, $150,000 for the fourth year and $175,000 for the fifth year of his employment. Under his employment agreement, Jonathan S. Lasko receives an annual base salary of $70,000 for the first two years, $95,000 for the third year, $115,000 for the fourth year and $125,000 for the fifth year of his employment. In connection with the DownEast transaction, by amendments dated February 17, 1997, to their respective employment agreements, Dr. Lasko and Jonathan Lasko each voluntarily surrendered their one-time performance based options under their respective employment agreements to purchase up to an aggregate of 750,000 shares of common stock, and in lieu thereof, the Registrant issued to each of Samuel Lasko and

Jonathan Lasko, warrants to purchase 375,000 shares of its common stock at an exercise price of $1.1875 per share. (Dr. Lasko tendered to the Registrant 114,322 of such warrants in partial consideration of his purchase of the Registrant's "hospitality" businesses.) The employment agreements also entitle the individuals to the use of an automobile and to employee benefit plans, such as group life, health, hospitalization and life insurance. Under each of these employment agreements, employment terminates upon death or total disability of the employee and may be terminated by the Registrant for "cause," which is defined, among other things, as the willful failure to perform duties, embezzlement, conviction of a felony, or breach of the employee's covenant not to compete or maintain confidential certain information. On February 18, 1998, the Board of Directors accepted the recommendation of its Compensation Committee and increased Jonathan S. Lasko's base compensation for 1998 to $125,000.

     In connection with the DownEast transaction, the Registrant entered into a 3-year employment agreement, effective February 17, 1997, and ending August 31, 2000, with Milton Namiot under which Mr. Namiot served as the President and Chief Executive Officer of Deering and Chief Executive Officer of the Registrant. As a result of the sale of the Deering business, Mr. Namiot resigned from his positions as an officer and director of the Registrant.

     In connection with the A-One-A transaction, the Registrant entered into 5 year employment agreements, effective July 1, 1997, and ending July 30, 2002, with both Virgil D. Scarbrough and Scott Davis under which Messrs. Scarbrough and Davis will serve as Co-Chief Operating Officers of the Registrant's wholly-owned subsidiaries A-One-A Produce & Provision, Inc. and Terrace Fresh, Inc. Under their respective employment agreements, Messrs. Scarbrough and Davis each receive a annual base salary of $120,000.

     In connection with the Bay Purveyors acquisition, the Registrant's wholly-owned subsidiary, A-One-A Produce, entered into a 5 year employment agreement effective September 1, 1997, with Kenneth Cohen under which Mr. Cohen will serve in an upper level management position for A-One-A Produce. Under his employment agreement, Mr. Cohen receives an annual base salary of $65,000.

The 1997 Stock Option Plan and Participants

     The Registrant recently adopted the 1997 Stock Option Plan (the "Plan") which enables it to grant options for shares of its Common Stock. The Plan authorizes the grant of options to purchase up to an aggregate of 1,250,000 shares of the Registrant's Common Stock, to (i) officers and other full-time salaried employees of the Registrant and its subsidiaries with managerial, professional or supervisory responsibilities, and (ii) consultants and advisors who render bona fide services to the Registrant and its subsidiaries, in each case, where the Compensation Committee determines that such officer, employee, consultant or advisor has the capacity to make a substantial contribution to the success of the Registrant. The number of individuals who currently would be eligible to receive options pursuant to the Plan is approximately seven. As used herein with respect to the Plan, references to the Registrant include subsidiaries of the Registrant.

     The purposes of the Plan are to enable the Registrant to attract and retain persons of ability as officers and other key employees with managerial, professional or supervisory responsibilities, to retain able consultants and advisors, and to motivate such persons to use their best efforts on behalf of the Registrant by providing them with an equity participation in the Registrant. The full text of the

Plan is set forth as an exhibit to this Registration Statement, and the following description is qualified in its entirety by reference thereto.

     The Plan is administered by the Compensation Committee, which was appointed by the Registrant's Board of Directors, and consists of three members of the Board of Directors, two of whom are "disinterested" persons within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934. Under the terms of the Plan, the Committee will have the authority to determine, subject to the terms and conditions of the Plan, the persons to whom options are granted, the number of options granted to each optionee, and the terms and conditions of each option, including its duration.

     The Plan can be amended, suspended, reinstated or terminated by the Board of Directors; provided, however, that without approval of the Registrant's shareholders, no amendment shall be made which (i) increases the maximum number of shares of Common stock which may be subject to stock options granted under the Plan, except for specified adjustment provisions, (ii) extends the term of the Plan, (iii) materially increases the benefits accruing to optionees under the Plan, (iv) materially modifies the requirements as to eligibility for participation ion the Plan, or (v) will cause stock options granted under the Plan to fail to meet the requirements of Rule 16b-3. Unless previously terminated or extended by the Board of Directors, the Plan will terminate on February 20, 2007.

     Stock options may be granted to purchase Common Stock under the Plan at not less than the fair market value of the shares as of the date of grant. The maximum number of shares for which options may be issued to an employee of the Registrant during any calendar year may not exceed 250,000. Other than the limit of 250,000 options per year, there is no limitation on the aggregate number of stock options which may be granted to any optionee pursuant to the Plan.

     As of December 31, 1997, 738,000 options have been granted, including 380,000 to Samuel H. Lasko, Jonathan S. Lasko, and Steven Shulman.

     Stock options may be granted for a term of up to ten years. The Plan provides that if a stock option, or portion thereof, expires, lapses without being exercised or is terminated, canceled or surrendered for any reason without being exercised in full, the unpurchased shares of Common Stock which were subject to such stock option or portion thereof shall be available for future grants of stock options under the Plan.

     Pursuant to the terms of the Plan, the option price for all options must be paid in cash, by check, bank draft or money order payable in United States dollars to the order of the Registrant, or with Common Stock of the Registrant owned by the optionee and having a fair market value on the date of exercise equal to the aggregate exercise price of the shares to be so purchased, or a combination thereof.

     Options granted pursuant to the Plan will not be assignable or transferable except by will or the laws of intestate succession. Options acquired pursuant to the Plan may be exercised by the optionee (or the optionee's legal representative) only while the optionee is employed by the Registrant, or within six months after termination of employment due to a permanent disability, or within three months after termination of employment due to retirement. The executor or administrator of a deceased optionee's estate or the person or persons to whom the deceased optionee's rights thereunder have passed by will or by the laws of descent or distribution shall be entitled to exercise the option within the sixth month after the decedent's death. Options expire immediately in the event an optionee is terminated with or without cause or resigns; provided, however, in the event the Registrant terminates the employment of an optionee who at the time of such termination was an officer of the Registrant and had been continuously employed by the Registrant during the two year period immediately preceding such termination, for any reason except "good cause" (as defined in the Plan), each stock option held by such optionee (which had not then previously lapsed or terminated and which had been held by such optionee for more than six months prior to such termination) shall be exercisable for a period of three months after such termination to the extent otherwise exercisable during that period. All of the aforementioned exercise periods set forth in this paragraph are subject to the further limitation that an option shall not, in any case, be exercisable beyond its stated expiration date.

     The purchase price and the number and kind of shares that may be purchased upon exercise of options granted pursuant to the Plan, and the number of shares which may be granted pursuant to the Plan, are subject to adjustment in certain events, including stock splits, recapitalizations, mergers, and reorganizations.

     In February, 1997, the following officers, directors, significant employees and other employees have received the number of options as is designated opposite their respective names:

     Name                        Number of Options/(1)/
     ----                        ----------------------
     Samuel H. Lasko                    125,000
     Jonathan S. Lasko                  125,000
     Steven Shulman                     130,000/(2)/
     Bruce Phillips                      20,000/(2)/
     Richard Power                       20,000/(2)/
     Milton Namiot/(3)/                 125,000
     Joseph Dane/(3)/                    25,000
     Hersh Taubenfeld                    20,000
     Keith Stuart                        20,000
     Amy Lasko                           15,000
     Vivien Cypkin                        5,000
     Other Employees/(4)/               108,000
                                        -------
     TOTAL                              738,000

---------------------------------------------------
(1) Unless otherwise stated, these options were granted at an exercise price of $1.185 per share, such options become exercisable one third per year over three years from the date granted.
(2) All of Mr. Phillip's and Mr. Power's options, as well as 30,000 of Mr. Shulman's options, became exercisable at the time they were granted.
(3) In connection with the Registrant's sale of its Deering subsidiary's business, Messrs. Namiot and Dane are no longer affiliated with the Registrant. The Registrant's Compensation Committee determined that the number of options listed became exercisable after consummation of such sale on such date the options would have been exercisable had Messrs. Namiot and Dane stayed affiliated with the Registrant. See footnote 8 to "Executive Compensation" table.
(4) Includes options granted to 17 individual employees of the Registrant's subsidiaries at an exercise price of $2.31 per share, such options become exercisable one third per year over three years from the date granted.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table provides information concerning the beneficial ownership of common stock of the Registrant by each director, certain executive officers, and by all directors and officers of the Registrant as a group as of March 1, 1998. In addition, the table provides information concerning the beneficial owners known to the Registrant to hold more than 5 percent of the outstanding common stock of the Registrant as of March 1, 1998.

                            Common                             Preferred
                            Stock                              Stock
                            Beneficial      Percent            Beneficial   Percent
Name of Beneficial Owner    Ownership/(1)/  of Class/(1)(2)/   Ownership    of Class
------------------------    --------------  -----------------  -----------  ---------

Dr. Samuel H. Lasko          383,750/(3)/     7.7%               -0-           -0-

Jonathan S. Lasko            380,000          7.6%              25,000/(4)/     *

Richard Power                204,154           *                50,000          *

Steven Shulman               346,154          6.9%              50,000          *

Bernard Rubin, M.D.            -0-            -0-               15,000          *

Fred A. Seigel                64,577           *                  -0-          -0-

Bruce S. Phillips              -0-            -0-                 -0-          -0-

Milton Namiot/(5)/

All Directors and
Executive Officers
as a Group (6 persons)     1,378,635/(6)/    27.5%             140,000        9.2%

------------------------------------------------
*   Less than five percent

(1) In each case the beneficial owner has sole voting and investment power except that shares held by Dr. Samuel H. Lasko are held in joint tenancy with his wife Arlene Lasko and the shares held by Jonathan S. Lasko are held in joint tenancy with his wife Ellen J. Lasko.

(2) The calculation of percent of class is based upon the number of shares of common stock outstanding as of September 30, 1997.

(3) Includes 3,750 shares held for the benefit of Dr. Lasko's minor child.

(4) Held for the benefit of Jordana Lasko, a minor.

(5) In December, 1997, following the sale of the Deering subsidiary's business, Mr. Namiot resigned as an officer and director of the Registrant.

(6) Does not include stock options granted. See "1997 Stock Option Plan and Participants." Also does not include Warrants to purchse Common Stock at a price of $1.1875 in the following amounts: Samuel H. Lasko - 375,000; Jonthan S. Lasko - 375,000; Steven Shulman - 36,666.7; Richard Power - 31,666.7; Fred A. Siegel - 15,833.3; Bernard Rubin, M.D. - 20,000; and Bruce
    S. Phillips -70,000.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

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

     Samuel Lasko loaned Terrace Holdings, Inc., The Lasko Companies, Inc. and A&E Management Corp. the sums of $7,276, $42,715 and $235,558, respectively, or an aggregate of $285,549. Each loan provided interest at the prime rate of interest and principal and interest due on demand. $100,000 of principal of these loans was repaid from the proceeds of the Registrant's offering. Pursuant to agreements, the remaining principal of $185,549, together with all accrued interest, was payable out of the Registrant's working capital in twelve equal monthly installments commencing in December, 1995. At December 31, 1996, the principal balance of these loans was paid in full.

     In connection with the DownEast acquisition, the Registrant issued to each of Samuel H. Lasko and Jonathan D. Lasko (collectively the "Laskos") warrants to purchase 375,000 shares of the Registrant's common stock at $1.1875 per share. Messrs. Laskos surrendered their respective performance options to purchase up to 750,000 shares of the Registrant's common stock, contained in their respective employment agreements. In addition, they entered into an option agreement to purchase the businesses, assets or capital stock of three of the Registrant's wholly owned subsidiaries, The Lasko Family Kosher Tours, Inc., The Lasko Companies, Inc. and A&E Management, Inc. at the fair market value thereof to be independently determined. The option was exercised by Samuel H. Lasko alone and on March 13, 1998, he purchased The Lasko Family Kosher Tours, Inc. and A&E Management, Inc. for consideration equal to $575,000 in accordance with a "fairness opinion" received by the Registrant and Dr. Lasko from an independent valuation firm. The sale is subject to shareholders' approval. See "Business - Sale of Hospitality Segments."

     A-One-A Produce & Provisions, Inc. leases approximately 55,000 square feet at 1351 N.W. 22nd Street, Pompano Beach, Florida, for use as its principal offices and warehouse. The lease term is for ten years with three five year options to extend expiring June 30, 2007 at an annual rental of approximately $222,000. The Pompano Beach facility is owned by an affiliate of Messrs. Scarbrough and Davis. A lease for this facility was negotiated as part of the A-One-A acquisition. Under the lease, the Registrant has an option to purchase the land and building in Pompano Beach, Florida at a purchase price of $2,000,000 until December, 1998.

     In July, 1997, the Registrant loaned $30,000 to its then wholly-owned subsidiary, Deering Ice Cream, Inc. As a result of the consummation of the sale of the assets of Deering to a subsidiary of Fieldbrook Farms, Inc., this loan was terminated.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits

    (3)(i) Articles of Incorporation *
    --------------------------------

    (3)(ii) By-laws *
    ---------------

    (3)(iii) Instruments defining the rights of holders *
    ---------------------------------------------------

    (10) Material Contracts **
    -----------------------

    The following Material Contracts are filed herewith:

    10.1  Employment Agreement, dated July 1, 1997, between Terrace
          Holdings, Inc. and Scott Davis
    10.2  Employment Agreement, dated July 1, 1997, between Terrace
          Holdings, Inc. and Virgil Scarbrough
    10.3  Employment Agreement, dated July 17, 1997, between Terrace
          Holdings, Inc. and Kenneth Cohen
    10.4 Investment Banking Agreement, dated July 1, 1997 between Terrace Holdings, Inc. and Biltmore Securities, Inc.
    10.5 Asset Acquisition Agreement, dated July 6, 1997 between Terrace Holdings, Inc. and A One A Wholesale Produce, Inc.
    10.6 Stock Purchase Agreement, dated February 2, 1998, between Terrace Holdings, Inc. and Virgil Scarbrough and Scott Davis
    10.7 Sale of Assets Agreement, dated September 1, 1997, between Dry Dock Distributors, Inc. d/b/a Bay Purveyors and Terrace Holdings, Inc.
    10.8 Guaranty dated August 7, 1997, by Terrace Holdings, Inc. in favor of Foothill Capital Corporation
    10.9 Agreement to Sell and Purchase, dated as of March 2, 1998, between the Registrant and Samuel H. Lasko, relating to The Lasko Family Kosher Tours, Inc. and A&E Management, Inc.
    10.10 Management Agreement dated as of March 2, 1998, relating to the Terrace Oceanside Restaurant
    10.11 Terrace Holdings, Inc. 1997 Stock Option Plan
    10.12 Asset Purchase Agreement, dated December 31, 1997, between D.M.S. Food Distributors, Inc. (Gourmet Distributors) and the Registrant
    10.13 Form of Contract for Sale of Business between The Lasko Family Companies, Inc. and Steven Newman, relating to the Terrace Oceanside Restaurant

    (21) Subsidiaries of the Registrant
    -----------------------------------

    The Registrant's three operating wholly-owned subsidiaries are:

    1.    The Lasko Companies, Inc.
          2699 Stirling Road
          Suite C - 405
          Ft. Lauderdale, Florida 33312

    2.    A One A Produce & Provisions, Inc.
          1325 N.W. 22nd Street
          Pompano Beach, Florida 33069

    3.    Terrace Fresh, Inc.
          1325 N.W. 22nd Street
          Pompano Beach, Florida 33069

______________________________________
 * Incorporated by this reference to the Registrant's registration statement #33-96892-A.

** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to Registrant's Form 10-KSB for the year ended December 31, 1995, Commission file number 0-27132.


b)  Reports on Form 8-K

    The Registrant filed Current Reports on Form 8-K on January 16, 1998 for the purpose of reporting the consummation of the sale of its Deering Ice Cream subsidiary to a unaffiliated third party.

                        REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Terrace Holdings, Inc.


          We have audited the accompanying consolidated balance sheet of Terrace Holdings, Inc. and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terrace Holdings, Inc. and its subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                       MOORE STEPHENS, P. C.
                                       Certified Public Accountants

New York, New York
March 13, 1998

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
--------------------------------------------------------------------------------

                                     Assets

Current Assets:
 Accounts Receivable (Less Allowance for Doubtful Accounts
  of $60,000)                                                        $1,869,198
 Inventories                                                            280,458
 Due from Related Party                                                 122,752
 Restricted Cash                                                        137,701
 Due on Sale of Discontinued Operations                                  90,000
 Other Current Assets                                                   107,823
                                                                     ----------

 Total Current Assets                                                 2,607,932

Property and Equipment - Net                                            665,282

Cost in Excess of Net Assets of Businesses Acquired -
 Net of Accumulated Amortization of $88,148                           3,639,882

Other Assets                                                             14,246
                                                                     ----------

 Total Assets                                                        $6,927,342
                                                                     ==========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
--------------------------------------------------------------------------------

                      Liabilities and Stockholders' Equity

Current Liabilities:
 Cash Overdraft                                                     $   372,451
 Accounts Payable                                                       892,742
 Accrued Expenses                                                       653,890
 Current Portion of Long-Term Debt                                      162,370
 Line of Credit                                                       1,354,084
 Provision for Phase-Out Costs                                           20,000
 Other Current Liabilities                                               50,000
                                                                    -----------

 Total Current Liabilities                                            3,505,537
                                                                    -----------

Long-Term Debt                                                           81,380
                                                                    -----------

 Total Liabilities                                                    3,586,917
                                                                    -----------

Commitments and Contingencies                                                --
                                                                    -----------

Stockholders' Equity:
 Convertible Preferred Stock, $.001 Par Value, 10,000,000
  Shares Authorized, 1,400,000 Shares Issued and Outstanding              1,400

 Common Stock - $.001 Par Value, 25,000,000 Shares Authorized,
  5,006,400 Issued and Outstanding                                        5,006

 Additional Paid-in Capital                                           9,175,467

 Accumulated Deficit                                                 (5,841,448)
                                                                    -----------

 Total Stockholders' Equity                                           3,340,425
                                                                    -----------

 Total Liabilities and Stockholders' Equity                         $ 6,927,342
                                                                    ===========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                                                    1 9 9 7       1 9 9 6
                                                                  -----------   -----------
Net Sales                                                         $ 8,929,464   $        --

Cost of Sales                                                       6,853,507            --
                                                                  -----------   -----------

 Gross Profit                                                       2,075,957            --
                                                                  -----------   -----------

Operating Expenses:
 Selling, General and Administrative Expenses                       3,470,480       348,439
 Loss on Disposal                                                          --       129,826
 Provision for Doubtful Accounts                                       60,000            --
                                                                  -----------   -----------

 Total Operating Expenses                                           3,530,480       478,265
                                                                  -----------   -----------

 (Loss) from Operations                                            (1,454,523)     (478,265)
                                                                  -----------   -----------

Other (Expense) Income:
 Interest Expense                                                     (79,594)           --
 Interest Income                                                       22,601        19,338
                                                                  -----------   -----------

 Total Other (Expense)                                                (56,993)       19,338
                                                                  -----------   -----------

 (Loss) From Continuing Operations                                 (1,511,516)     (458,927)

Discontinued Operations:
 (Loss) from Operations of Discontinued Business
  Segments (Net of Income Taxes of $-0-)                             (813,795)     (697,100)
 (Loss) on Disposal of Business Segments, including
  Provision of $20,000 for Operating Loss during the Phase Out
  Period (Net of Income Taxes of $-0-)                             (1,974,742)           --
                                                                  -----------   -----------

 Net (Loss)                                                       $(4,300,053)  $(1,156,027)
                                                                  ===========   ===========

(Loss) Per Share of Common Stock:
 (Loss) from Continuing Operations                                $      (.34)  $      (.14)
 (Loss) from Operations of Discontinued
  Business Segments (Net of Income Tax of $-0-)                          (.18)         (.21)
 (Loss) on Disposal of Discontinued Business Segments                    (.44)           --
                                                                  -----------   -----------

 Basic and Diluted Net (Loss) Per Share of Common Stock           $      (.96)  $      (.35)
                                                                  ===========   ===========

 Weighted Average Shares of Common Stock Outstanding                4,454,034     3,312,500
                                                                  ===========   ===========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                           Convertible                                  Additional                   Total
                                           -----------                                  ----------                   -----
                                         Preferred Stock           Common Stock           Paid-in    Accumulated  Stockholders'
                                      ----------------------   ---------------------      -------    -----------  -------------
                                      Shares          Amount   Shares         Amount      Capital      Deficit       Equity
                                      ------          ------   ------         ------      -------      -------       ------

Balance - January 1, 1996                   --        $   --  3,312,500       $3,313     $3,945,948  $  (385,368)  $ 3,563,893

 Net (Loss)                                 --            --         --           --             --   (1,156,027)   (1,156,027)
                                     ---------        ------  ---------       ------     ----------  -----------   -----------

Balance - December 31, 1996                 --            --  3,312,500        3,313      3,945,948   (1,541,395)    2,407,866

 Asset Acquisitions                         --            --  1,493,900        1,493      2,057,819           --     2,059,312

 Private Placement                   1,400,000         1,400         --           --      2,771,900           --     2,773,300

 Stock Issuances                            --            --    200,000          200        219,800           --       220,000

 Stock Based Compensation                   --            --         --           --        180,000           --       180,000

 Net (Loss)                                 --            --         --           --             --   (4,300,053)   (4,300,053)
                                     ---------        ------  ---------       ------     ----------  -----------   -----------

 Balance - December 31,
  1997                               1,400,000        $1,400  5,006,400       $5,006     $9,175,467  $(5,841,448)  $ 3,340,425
                                     =========        ======  =========       ======     ==========  ===========   ===========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                                                        1 9 9 7      1 9 9 6
                                                                      -----------   ---------
Operating Activities:
 Net (Loss) from Continuing Operations                                $(1,511,516)  $(458,927)
                                                                      -----------   ---------
 Adjustments to Reconcile Net (Loss) to Net Cash
  (Used for) Provided by Operating Activities:
  Depreciation and Amortization                                           157,613          --
  Stock Based Compensation                                                180,000          --
  Provision for Doubtful Accounts                                          60,000          --

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Accounts Receivable                                                   (541,699)         --
   Inventory                                                             (102,069)         --
   Other Current Assets                                                    17,638          --
   Other Assets                                                            (1,728)         --

  Increase (Decrease) in:
   Accounts Payable                                                       182,082          --
   Accrued Expenses                                                       186,955          --
                                                                      -----------   ---------

  Total Adjustments                                                       138,792          --
                                                                      -----------   ---------

 Net Cash - Continuing Operations - Forward                            (1,372,724)   (458,927)
                                                                      -----------   ---------

Discontinued Operations:
 (Loss) From Discontinued Business Segments                            (2,788,537)   (697,100)
 Adjustments to Reconcile (Loss) to Net Cash:
  Depreciation and Amortization                                           180,115     340,086
 (Loss) on Disposal of Business Segments (Including Provision
  of $20,000 for Operating Loss During Phase Out Period)                1,974,742          --
 Changes in Net Assets, Liabilities                                    (1,787,219)   (165,304)
                                                                      -----------   ---------

 Net Cash - Discontinued Operations - Forward                          (2,420,899)   (522,318)
                                                                      -----------   ---------

Investing Activities - Continuing Operations:
 Acquisition of Assets                                                   (201,744)   (179,308)
 Purchase of Business - Net of Cash Acquired                           (3,616,993)         --
                                                                      -----------   ---------

 Net Cash - Investing Activities - Continuing Operations - Forward     (3,818,737)   (179,308)
                                                                      -----------   ---------

Investing Activities - Discontinued Operations:
 Acquisition of Intangible Assets                                              --    (675,000)
 Purchase and Disposal of DownEast Frozen Desserts, LLC -
  Net of Cash Acquired                                                    288,900          --
 Acquisition of Assets                                                    (40,933)         --
                                                                      -----------   ---------

 Net Cash - Investing Activities - Discontinued Operations -
  Forward                                                             $   247,967   $(675,000)

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                                                          1 9 9 7       1 9 9 6
                                                                        -----------   -----------
 Net Cash - Continuing Activities - Forwarded                           $(1,372,724)  $(  458,927)
                                                                        -----------   -----------

 Net Cash - Discontinued Operations - Forwarded                          (2,420,899)     (522,318)
                                                                        -----------   -----------

 Net Cash - Investing Activities - Continuing Operations -
  Forwarded                                                              (3,818,737)     (179,308)
                                                                        -----------   -----------

 Net Cash - Investing Activities - Discontinued Operations -
  Forwarded                                                                 247,967      (675,000)
                                                                        -----------   -----------

Financing Activities - Continuing Operations:
 Proceeds from Notes Payable                                                100,000            --
 Payment of Notes Payable                                                   (64,467)      (10,000)
 Payments of Demand Notes Payable - Stockholders and Related Parties             --      (185,549)
 Proceeds from Line of Credit                                             1,354,085            --
 Restricted Cash                                                           (137,701)           --
 Bank Overdrafts                                                            372,448            --
 Proceeds from Issuance of Convertible Preferred Stock                    2,773,300            --
 Proceeds from Issuance of Common Stock                                     220,000            --
                                                                        -----------   -----------

 Net Cash - Financing Activities - Continuing Operations                  4,617,665      (195,549)
                                                                        -----------   -----------

Financing Activities - Discontinued Operations:
 Proceeds of Demand Notes Payable                                         1,175,821            --
                                                                        -----------   -----------

 Net (Decrease) in Cash and Cash Equivalents                             (1,570,907)   (2,031,102)

Cash and Cash Equivalents - Beginning of Years                            1,570,907     3,602,009
                                                                        -----------   -----------

 Cash and Cash Equivalents - End of Years                               $        --   $ 1,570,907
                                                                        ===========   ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the years for:
  Interest                                                              $    51,093   $     9,020
  Income Taxes                                                          $        --   $        --

Supplemental Disclosures of Non-Cash Financing Activities:

  During the quarter ending March 31, 1997, the Company issued 993,900 shares of common stock valued at approximately $853,000 in connection with the acquisition of DownEast Frozen Desserts, LLC.

  During the third quarter, the Company issued 500,000 shares of its common stock valued at $1,000,000 in connection with the acquisition of A-One-A Wholesale Produce, Inc.

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

(1) Nature of Operations and Summary of Significant Accounting Policies

Terrace Holdings, Inc. ("Terrace" or the "Company"), was incorporated under the laws of the State of Delaware on June 15, 1995, to change the state of incorporation of Bon Adventure Kosher Tours, Inc., a Florida corporation, formerly known as Embassy Kosher Tours of South Florida, Inc. During 1997, the Board of Directors determined to dispose of the net assets of the Company's frozen dessert and hospitality business segments (See Note 3). The Company's continuing operations focus on the food services and distribution business through its wholly-owned subsidiary, A-One-A Produce & Provisions, Inc. ("A-One-A"). A-One-A is a Pompano Beach, Florida based produce distributor that sells and distributes fresh fruit and vegetables and dry grocery products to hotels, restaurants and other businesses in southern Florida.

Consolidation Policy - The consolidated financial statements include the accounts of Terrace and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements as of and for the year ended December 31, 1997, include the accounts of Terrace and its wholly-owned subsidiaries, A&E Management Corp. ("A&E"), The Lasko Family Kosher Tours, Inc. ("LFKT"), The Lasko Companies ("Lasko") (together, the "Hospitality Group"), and A-One-A. A-One-A's fiscal year ends on the Saturday nearest to December 31. LFKT was incorporated on February 14, 1997 for the purpose of managing and operating the Passover holiday vacation business, which was subsequently disposed of in December 1997 (See Note 3B). On February 10, 1997, Deering Ice Cream, Inc. ("Deering") was incorporated to acquire certain assets and related liabilities from DownEast Frozen Desserts, LLC ("DownEast"), to manufacture and market frozen desserts. This subsidiary was disposed of in December 1997 (See
Note 3A).

The consolidated financial statements for the year ended December 31, 1996, include the accounts of Terrace, A&E, Lasko and Prime Concern Kosher Foods, Inc. ["Prime"]. In July 1996, the Company disposed of all of the operating assets of Prime which operated a kosher delicatessen/fast food operation in Boca Raton, Florida incurring a loss of $129,826.

Cash and Cash Equivalents - The Company considers certain highly liquid investments, with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 1997.

Inventories - Inventories are recorded at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") basis. Inventories consist of fresh fruit, vegetables and dry goods.

Property and Equipment - Property and equipment are recorded at cost. Expenditures for normal repairs and maintenance are charged to earnings as incurred. When assets are retired or otherwise disposed, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Depreciation is recorded using the straight-line method over the shorter of the estimated lives of the related asset or the remaining lease term. Estimated useful lives are as follows:

Transportation Equipment                      7 - 10 Years
Equipment, Furniture and Fixtures             5 - 7 Years
Leasehold Improvements                        5 - 10 Years

Cost in Excess of Net Assets of Businesses Acquired - The cost in excess of net assets of businesses acquired is being amortized on a straight-line basis over 20 years. Amortization expense amounted to $88,148 for the year ended December 31, 1997.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #2
--------------------------------------------------------------------------------

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Impairment - The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business assets operate or if the expected future non-discounted cash flows of the business was determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives is warranted. As of December 31, 1997, management expects its long-lived assets to be fully recoverable.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company had approximately $452,000 at December 31, 1997 in a financial institution subject to normal credit risk beyond insured amounts. The Company does not require collateral on its financial instruments.

The Company extends credit to its customers, which results in accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, believes that its receivable credit risk exposure is limited. The Company's estimate of the financial strength of its customers may be subject to change in the near term.

Other Concentrations - In December 1997, A-One A became a full-time member of a cooperative of independent distribution specialists (the "Cooperative") which enables the Company to enter group negotiations which results in better pricing on purchases. Although the Company purchased approximately 37% through the Cooperative, management believes that there is no business vulnerability regarding this concentration of purchases from the Cooperative as the produce purchased is available from other sources.

Business Risk - The Company is subject to the Perishable Agricultural Commodities Act ("PACA") which regulates certain entities engaged in the business of shipping or receiving perishable agricultural commodities in interstate commerce. Currently, the Company maintains a PACA license to distribute fresh produce, fruits and vegetables. The ability of the Company to continue distribution and sales of its fresh produce, fruits and vegetables is dependent upon its continued compliance with the PACA statute. Loss of its PACA license would have a materially adverse effect on the Company.

Advertising - Advertising costs, which were not material at December 31, 1997 and 1996, are expensed as incurred.

Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending
after December 15, 1997.   Accordingly, earnings per share data in the financial
statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior period earnings per share data have been recalculated as necessary to conform prior year data to SFAS No. 128.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #3
--------------------------------------------------------------------------------

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued) - SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Securities that could potentially dilute earnings per share in the future are disclosed in Notes 13 and 14.

(2) Business Acquisitions

In August 1997, but effective as of July 1, 1997, the Company acquired all of the assets and related liabilities of A-One-A in a transaction accounted for as a purchase. The operations of A-One-A have been included in the Company's results of operations from that date.

In consideration for the acquisition, the Company issued 500,000 unregistered shares of its common stock valued at $1,000,000, and paid $3,130,000 in cash. Additionally, an adjustment to the purchase price of approximately $148,000 was made subsequent to the acquisition date and has been accrued at December 31, 1997.

In connection with the acquisition, the Company entered into 5 year employment agreements with two officers, effective July 1, 1997, and ending July 30, 2002. The employment agreements, call for aggregate annual compensation of $240,000.

Also in connection with the A-One-A acquisition, the Company entered into an agreement to lease space for use as its principal offices and warehouse. The lease term is for ten years with three five year options to extend expiring June 30, 2007, at an annual rental of approximately $222,000 including sales tax.
The Pompano Beach facility is owned by an affiliate of A-One-A officers. Under the lease, the Company has an option to purchase the land and building at a purchase price of $2,000,000 until December, 1998 (See Note 12A).

During 1997, the Company acquired all of the assets and related liabilities of Dry Dock Distributors, Inc. d/b/a Bay Purveyors, ("Bay Purveyors") a Miami, Florida based dry goods distributor which sells and distributes dry goods and dairy goods to various restaurants and other business in Southern Florida. The acquisition was deemed immaterial by management of the Company. Bay Purveyors has operated as a division of A-One-A since its October 1, 1997 effective purchase date. In connection with the Bay Purveyors acquisition, the Company entered into an employment agreement with an uppper level manager.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #4
--------------------------------------------------------------------------------

(2) Business Acquisitions (Continued)

In consideration for the acquisition, the Company paid the shareholders of Dry Dock Distributors, Inc. $340,000. The acquisition has been accounted for as a purchase.

A summary of the allocation of the aggregate consideration paid for aforementioned acquisitions to the fair market value of the assets acquired and liabilities assumed is as follows:

Current Assets:
 Cash                                                           $   20,445
 Accounts Receivables                                            1,383,703
 Inventories                                                       178,389
 Other                                                             123,082
                                                                ----------

 Total                                                           1,705,619
                                                                ----------

Property, Plant and Equipment                                      545,475
Cost in Excess of Net Assets Acquired (Including Acquisition
 Costs of $239,725)                                              3,728,030
Other Assets                                                         4,366
                                                                ----------

 Total                                                           5,983,490
                                                                ----------

Current Liabilities:
 Accounts Payable and Accrued Expenses                             914,206
 Other                                                             221,960
                                                                ----------

 Total                                                           1,136,166
                                                                ----------

 Aggregate Consideration Paid                                   $4,847,323
 ----------------------------                                   ==========

The cost in excess of net assets acquired recorded for the acquisitions is to be amortized over 20 years using the straight-line method.

The following pro forma information presents the results of the combined operations of Terrace and A-One-A, treating the latter as if it was a subsidiary of the Terrace for the full period then ended. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1996 or results which may occur in the future.

Pro forma unaudited information:

                                          Twelve months ended
                                          -------------------
                                             December 31,
                                             ------------
                                         1 9 9 7       1 9 9 6
                                         -------       -------

Total Revenues                         $17,117,271   $14,497,109
Net (Loss) Income                      $(1,090,825)  $  (179,669)
Basic and Diluted Net (Loss) Income
 Per Share of Common Stock             $      (.24)  $      (.05)

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #5
--------------------------------------------------------------------------------

(3) Discontinued Operations

(A) Frozen Desert Business Segment - On February 17, 1997, the Company acquired certain of the assets and related liabilities of DownEast, which manufactured and marketed frozen desserts under the name Deering Ice Cream. The assets acquired included accounts receivable, inventories, and certain furniture and equipment. The stated liabilities assumed were principally trade payables and certain long-term debt.

In consideration for the acquisition, the Company issued: (1) 993,900 shares of its common stock, including 75,000 shares of common stock issued for investment banking and finders fees, valued at approximately $853,000 and (2) warrants to purchase 250,000 additional shares of the Company's common stock at an exercise price of $1.1875 per share, (exercisable commencing February 17, 1997, through August 31, 2000), and paid approximately $114,000 in cash. The acquisition was accounted for as a purchase, effective January 1, 1997.

The total cost of the consideration tendered and the liabilities assumed in excess of the assets purchased, including acquisition costs, was approximately $1,800,000.

In November 1997, the Company adopted a formal plan to sell Deering. The disposal occurred in December 1997. The net proceeds on disposal was approximately $373,000. The loss on disposal was approximately $1,233,000 (including estimated disposal costs of $50,000).

Operating results of Deering, including net sales of approximately $6,360,000 are included in discontinued operations, in the statement of operations for the year ended December 31, 1997.

Assets and liabilities disposed of consisted of the following at the disposal date:

Cash                                                 $   43,784
Accounts Receivable                                     573,808
Inventories                                             581,648
Property, Plant and Equipment - Net                   1,667,520
Intangible Assets - Net                                 922,790
Other                                                   486,281
                                                     ----------

 Total Assets                                         4,275,831
                                                     ----------

Accounts Payable and Accrued Expenses                 1,543,930
Notes Payable and Lines of Credit                     1,175,821
                                                     ----------

 Total Liabilities                                    2,719,751
                                                     ----------

 Net Assets Disposed of                              $1,556,080
 ----------------------                              ==========

(B) Hospitality Business Segment - In November 1997, the Company adopted a formal plan to sell the Hospitality Group to Samuel H. Lasko ("Dr. Lasko") (See
Note 11) and to an unrelated party (See Notes 16 and 17). The disposal is expected to be completed within one year. The assets of the Hospitality Group to be sold consist primarily of accounts receivable, inventories, property and equipment and intangible assets.

The estimated loss on the disposal of the Hospitality Group of approximately $742,000, includes a provision of $20,00 for expected losses during the phase-out period. The Company is to receive $90,000 from the unrelated party. Dr. Lasko relinquished his employment contract and certain warrants (See Note 11).

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #6
--------------------------------------------------------------------------------

(3) Discontinued Operations (Continued)

Operating results, including net sales of approximately $4,853,000 and $4,557,000, respectively, of the Hospitality Group for the years ended December 31, 1997 and 1996 are included in discontinued operations, in the statements of operations. The statement of operations for 1996 has been restated. For the two years ended December 31, 1997, the Hospitality Group operated kosher Passover holiday vacation venues, kosher and non-kosher restaurants and a catering operation in southern Florida and New York. The Passover holiday usually occurs in the second quarter of the calendar year. The Company managed and operated three Passover holiday vacation venues in 1997 and four in 1996.

Assets and liabilities of the Hospitality Group to be disposed of consisted of the following at December 31 1997:

Accounts Receivable                                  $  164,929
Intangible Assets - Net                                 335,000
Other Current Assets                                    105,540
Property and Equipment - Net                            469,277
                                                     ----------

 Total Assets                                         1,074,746
                                                     ----------

Accounts Payable and Accrued Expenses                   149,512
Deferred Revenue                                        113,750
                                                     ----------

 Total Liabilities                                      263,262
                                                     ----------

 Net Assets to Be Disposed of                        $  811,484
 ----------------------------                        ==========

Assets are shown at their expected net realizable values and payables and deferred revenue are shown at their face amounts.

There is no income tax benefit on the loss from operations of discontinued business segments or on the loss on disposal of discontinued business segments.

(4) Going Concern Considerations

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a working capital deficiency of approximately $900,000 at December 31, 1997. These factors had raised substantial doubt about the ability of the Company to continue as a going concern. Such substantial doubt has been alleviated primarily due to management's plans for dealing with the possible adverse effects of these factors.

Management has initiated a financing plan with a bank and a number of its investors to provide the necessary funds to continue to operate its businesses and to provide additional capital for a possible acquisition.

The Company has received a letter of intent from a bank to provide financing to the Company. The bank has commenced its normal due diligence investigation which should be completed shortly. Management is not presently aware of any matter which would prevent the completion of the financing.

The Company has a pending registration statement covering a proposed offer to its warrantholders to exercise their warrants and purchase common stock at a temporarily reduced exercise price. Several warrantholders have indicated they intend to exercise their warrants, once the registration statement is declared effective. In addition, if so requested by the Company, a private investor has indicated his intent to purchase equity capital in the Company if sufficient proceeds are not realized by the Company from such warrant exercises.

Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, the success of management's plans is not assured.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #7
--------------------------------------------------------------------------------

(5) Restricted Cash

In connection with a financing agreement (See Note 8) the Company entered into a trust indenture with a bank, pursuant to which, the bank debits monthly principal and interest loan payments.

(6) Fair Value of Financial Instruments

The Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value, to the extent practicable, for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including trade receivables, amounts due on sale of discontinued operations, related party balances, trade payables and bank line of credit, it was assumed that the carrying amount approximated fair value for these instruments because of their short maturities. It was estimated that the carrying amount of the Company's long-term debt approximated its fair value based on quoted market prices for similar issues.

(7) Property and Equipment

The following is a summary of property and equipment:

Transportation Equipment                                $608,820
Office Equipment, Furniture and Fixtures                 113,696
Leasehold Improvements                                    12,231
                                                        --------

Total                                                    734,747
Less: Accumulated Depreciation                            69,465
                                                        --------

 Property and Equipment - Net                           $665,282
 ----------------------------                           ========

Depreciation expense related to property and equipment amounted to $69,465 for the year ended December 31, 1997.

(8) Line of Credit

During 1997, the Company had a working capital line of credit with Suntrust
Bank, South Florida, N.A. amounting to $300,000, at a variable interest rate at
 .75% over the bank's prime-based rate. The working capital revolver was secured by a blanket lien on all Company assets, excluding amounts due from affiliates. The principal was paid in full on March 31, 1997, and the account was closed.

In August 1997, the Company guaranteed payment on a Loan and Security Agreement between Foothill Capital Corporation of Mechanicsville, Virginia ("Foothill") and the Company's then wholly-owned subsidiaries, Deering and A-One-A under which Foothill agreed to provide revolving loans subject to available collateral to a maximum of $3,200,000. The principal balance of approximately $1,360,000 at December 31, 1997 represents substantially all credit available under the facility at that date. The balance incurs interest at 2.5% above the bank's prime rate. The prime rate at December 31, 1997, was 8.5%. The loan is collateralized by virtually all assets of the Company.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #8
--------------------------------------------------------------------------------

(9) Long-Term Debt

At December 31, 1997, long-term debt consisted of the following:

Note payable in thirty-six monthly total installments of $6,583, including interest at 9.1% per annum, through June 1999,
 collateralized by certain transportation equipment.                           $110,370

Note payable in thirty-six monthly total installments of $1,154, including interest at 9.8% per annum, through December 1999,
 collateralized by certain transportation equipment.                             25,071

Note payable in thirty-six monthly total installments of $1,150, including interest at 9.8% per annum, through December 1999,
 collateralized by certain transportation equipment.                             24,976

Note payable - bank in eighteen monthly total installments of $5,556, plus interest of 2.5% above a variable interest rate (prime rate), per annum,
 through February 1999, collateralized by certain transportation equipment.      83,333
                                                                               --------

Total                                                                           243,750
Less: Current Portion                                                           162,370
                                                                               --------

 Total                                                                         $ 81,380
 -----                                                                         ========

Long-term debt at December 31, 1997, matures as follows:

1998                                                                           $162,370
1999                                                                             81,380
2000                                                                                 --
2001                                                                                 --
2002                                                                                 --
Thereafter                                                                           --
                                                                               --------

 Total                                                                         $243,750
 -----                                                                         ========

The Company is subject to restrictive covenants including restrictions on the use of proceeds, and collateral, and assurance of the maintenance of marketable title to collateral. Management believes the Company was in compliance with all debt covenants at December 31, 1997.

The weighted average interest rate on short-term borrowings as of December 31, 1997, was 11%.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #9
--------------------------------------------------------------------------------

(10) Income Taxes

Under generally accepted accounting principles, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Temporary differences include different tax and book bases of property and equipment and intangible assets. Generally accepted accounting principles requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The operating loss carryforwards at December 31, 1997, (assuming all operating loss carryforwards will be available) amount to approximately $5,550,000. Such loss carryforwards will expire at the rate of $4,000,000 in 2012, $1,200,000 in 2011 and $350,000 in 2010. At December 31, 1997, based on the amount of operating loss carryforwards, the Company would have had a deferred tax asset of approximately $1,900,000. However, because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, a valuation allowance of $1,900,000 has been established representing an increase of $1,374,000 from December 31, 1996. Accordingly, no deferred tax asset is reflected in these financial statements.

(11) Related Parties Transactions

During 1996, the Hospitality Group paid off an outstanding loan due to a stockholder, which was payable on demand plus interest. The interest rate on the loan was 8.5%. Interest expense related to this loan amounted to $7,667 for the period ended December 31, 1996.

A-One-A had sales to a related entity whose shareholders include shareholders of the Company. Sales to the related entity totaled $203,327 for the period July 1 (effective purchase date) to December 27, 1997.

A-One-A also purchased goods from the same related party totaling $357,425 for the period July 1 (effective purchase date) to December 27, 1997. The Company had net receivables of $122,752 (net of a payable of $56,964) due from the related party at December 27, 1997, which will be collected and paid within one year, during the normal course of business. The Company purchased the related entity in February 1998 (See Note 16).

In February 1997, the Company entered into an option agreement with Dr. Lasko, the President, Treasurer, and a Director of the Company and his son, Jonathan S. Lasko, the Executive Vice-President, Secretary, Chief Operating Officer and a Director of the Company, which gave the Laskos, individually or together, the option to purchase the businesses, assets or capital stock of the Hospitality Group at the fair market value thereof. The option is exercisable for approximately three years commencing April 1, 1998 until February 17, 2001, or earlier under certain circumstances, exercise of the option, is subject to shareholders' approval. The Company and Dr. Lasko agreed to accelerate the exercise of his option, and in March 1998, he purchased (subject to shareholder approval) LFKT and A&E in exchange for the relinquishment of his employment contract and certain warrants. Dr. Lasko did not purchase The Lasko Companies, Inc. however, but has agreed to manage it for the Company (See Notes 16 and 17).

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #10
--------------------------------------------------------------------------------

(12) Commitments and Contingencies

(A) Operating Leases - The Company's operating facilities are leased from an affiliate of A-One-A's officers. Future minimum rentals payments under operating leases with terms in excess of one year are as follows:

Year ending                                   Amount
-----------                                   ------
December 31,
------------
 1998                                       $  240,852
 1999                                          228,492
 2000                                          221,544
 2001                                          221,544
 2002                                          221,544
 Thereafter                                    996,948
                                            ----------

 Total                                      $2,130,924
 -----                                      ==========

Rent expense related to the leases for the years ended December 31, 1997 and 1996 was $142,630 and $15,900, respectively.

(B) Employment Agreements - In addition to the A-One-A employment agreements (See Note 2), the Company has an employment agreement with Jonathan S. Lasko, through August 31, 2000, for a base salary of $125,000 per year. The employment agreement was amended in February 1997. The amendment eliminated certain options in the agreement in consideration of the issuance of warrants to purchase 375,000 shares of the Company's common stock. Additionally, the agreement was amended to provide that certain other benefits be made available to the executive.

In connection with the Bay Purveyors acquisition (See Note 2), A-One-A entered into a 5-year employment agreement effective September 1, 1997 with an upper level manager for a base salary of $65,000 per year.

(C) Standby Letter of Credit - The Company has available a standby letter of credit in the amount of $100,000, which is being maintained as security for payments related to purchases of inventory. The letter of credit expires May 1, 1998 and is collateralized by a blanket lien on the Company's assets. At December 31, 1997, there was no balance outstanding pursuant to the letter of credit.

(13) Description of Securities

(A) Convertible Preferred Stock - The Company is authorized to issue 10,000,000 shares of convertible preferred stock (the "Convertible Preferred Stock"), par value $.001 per share. Pursuant to an offering memorandum dated July 7, 1997, the Company offered 1,750,000 units of its securities at $2 per unit (the "Preferred Units"). Each Preferred Unit consisted of one share of Convertible Preferred Stock and two warrants, each to purchase one share of Company common stock at an exercise price of $4 per share. As of December 31, 1997, 1,400,000 Preferred Units were issued for aggregate consideration of $2,773,300 net of offering costs. Each share of Convertible Preferred Stock is non-voting, unless converted into common stock of the Company. The Convertible Preferred Stock is entitled to preference in the declaration of dividends if and when any dividends are declared or paid. The Convertible Preferred Stock is entitled to preference over the common stock in the event of dissolution, liquidation or winding-up the Company. Each share of Convertible Preferred Stock is convertible into two shares of common stock of the Company at the option of the holder. All shares of the Convertible Preferred Stock not converted on or prior to July 31, 1998 will be automatically converted, based on that ratio, into shares of common stock of the Company on that date. The Company issued 156,325 Preferred Units to Biltmore Securities, Inc., and 15,000 Preferred Units to Westport Capital Markets, LLC, as placement fees in connection with the offering. Additionally, the Company issued to Biltmore and its assignees, warrants to purchase 750,000 shares of Company common stock at a price of $4.00 per share, exercisable through and including December 4, 2000.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #11
--------------------------------------------------------------------------------

(13) Description of Securities (Continued)

(B) Common Stock - The Company is authorized to issue 25,000,000 shares of common stock, par value $.001 per share.

Holders of common stock are entitled to dividends when, as and if declared by the Board of Directors, subject to any priority as to dividends for any preferred stock that may be outstanding. Holders of common stock are entitled to cast one vote for each share held at all stockholder meetings for all purposes, including the election of Directors.

In November 1997, the Company sold 200,000 shares of unregistered common stock to an unrelated party for $1.10 per share. The issuance of these shares resulted in a charge to operations of $180,000.

(C) Options and Warrants - In December 1995, the Company completed a public offering (the "Offering") of 1,437,500 units ("Units") of its securities at $3.75 per Unit.

Each Unit consisted of one share of common stock and one redeemable common stock purchase warrant exercisable at $4.00 per share during the four year period commencing one year after the December 5, 1995 effective date of the Offering. The warrants ("Public Warrants") are redeemable under certain conditions. The Offering resulted in net proceeds of approximately $4,347,000 to the Company.
In connection with the Offering, the underwriter purchased an option from the Company to purchase up to 125,000 Units (each Unit identical to the Units sold in the Offering) and up to 16,500 shares of common stock. The option is exercisable for a four-year period, which commenced December 5, 1996, and entitles the underwriter to purchase each unit and each share of common stock at an exercise price of $4.50, subject to adjustment under certain circumstances.

During 1995, prior to the Offering, the Company received an aggregate of $400,000 in bridge loans. The loans were repaid from the proceeds of the Offering. As additional consideration, solely for making the loans, the Company granted the lenders the right to receive an aggregate of 200,000 units ("Bridge Units") which were substantially similar to the units sold in the Offering.

Additionally, at December 31, 1997, the Company also had warrants outstanding (the "Bridge Warrants") to purchase 200,000 shares of its common stock at ten dollars ($10.00) per share. The terms and conditions of the Bridge Warrants (other than the exercise price) are identical to the terms and conditions of the Public Warrants.

On February 17, 1997, in connection with the Deering acquisition, the Company issued; (i) warrants to purchase 250,000 shares of its common stock to Biltmore Securities, Inc. as its investment banking fee; and (ii) warrants to purchase 50,000 shares of its Common Stock to Bruce S. Phillips, a director of the Company, in recognition of his efforts successfully to negotiate and consummate this transaction. These warrants have an exercise price of $1.1875 exercisable commencing February 17, 1997, the closing date of the transaction, and expiring on August 31, 2000.

(D) Reduction in Warrant Price - During a 60-day period ("Temporary Exercise Period") commencing with the effective date of a pending registration statement, the Company will temporarily reduce the exercise price of certain warrants with an exercise price of $4.00 per share to $1.25 to attempt to secure additional cash liquidity for immediate working capital and to increase the Company's equity capital base. After the expiration of the Temporary Exercise Period, the exercise price of the warrants will return to the original $4.00 per share for the balance of the term of the warrants.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #12
--------------------------------------------------------------------------------

(14) Stock Option Plan and Warrants

The Company adopted the 1997 Stock Option Plan (the "Plan") which enables its Board of Directors to grant options for the purchase of shares of its common stock. The Plan authorizes the grant of options to purchase up to an aggregate of 1,250,000 shares of the Company's Common Stock, to (i) officers and other full-time salaried employees of the Company and its subsidiaries with managerial, professional or supervisory responsibilities, and (ii) consultants and advisors who render bona fide services to the Company and its subsidiaries, in each case, where the compensation committee of the Board of Directors determines that such officer, employee, consultant or advisor has the capacity to make a substantial contribution to the success of the Company. The purposes of the Plan are to enable the Company to attract and retain persons of ability as officers and other key employees with managerial, professional or supervisory responsibilities, to retain able consultants and advisors, and to motivate such persons to use their best efforts on behalf of the Company by providing them with an equity participation in the Company.

Pursuant to the Plan, in February 1997, the Board of Directors granted certain officers, directors and significant employees 630,000 options to purchase Company common stock at an exercise price of $1.185 per share. The options of which the majority vest over a 3 year period, one-third per year and expire on February 20, 2007.

In July and September 1997, the Board of Directors granted certain employees 108,000 options to purchase Company common stock at an exercise price of $2.31 per share. The options vest over a 3 year period , one-third per year and expire on June 30, and September 21, 2007.

As per the amended employment agreements with an executive, he received warrants to purchase 375,000 shares of Company common stock at $1.1875 per share which warrants are immediately exercisable at any time through August 31, 2000.

The Company also issued two directors warrants to purchase 40,000 shares of the Company common stock at $1.1875 per share which are exercisable at any time through August 31, 2000.

During 1997, the Company issued 300,000 stock options to consultants at an exercise price of $1.1875 at the date of grant, and having a weighted average exercise price of $1.1875. The total cost of issuing these stock options to consultants during 1997 is approximately $207,000 which is being charged to operations for the year ended December 31, 1997. The weighted average fair value of stock options granted to consultants during 1997 is estimated at $.69 using the Black-Scholes option-pricing model and using a weighted average risk-free interest rate of 6% and a weighted average expected life of 3.8 years with an estimated volatility of 75%. No dividends are expected to be paid during the expected life of the options.

A summary of the options and warrants is as follows:

                                                            Weighted Average
                                                            ----------------
                                                  Shares     Exercise Price
                                                  -------    --------------

Outstanding at December 31, 1995                        --       $  --
 Granted                                                --          --
 Exercised                                              --          --
 Expired/Canceled                                       --          --
                                                 ---------       -----

Outstanding at December 31, 1996                        --          --
 Granted                                         1,453,000        1.27
 Exercised                                              --          --
 Expired/Canceled                                       --          --
                                                 ---------       -----

 Outstanding at December 31, 1997                1,453,000       $1.27
                                                 =========       =====

 Exercisable at December 31, 1997                  717,667       $1.24
                                                 =========       =====

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #13
--------------------------------------------------------------------------------

(14) Stock Option Plan and Warrants (Continued)

If compensation cost (totaling approximately $890,000), for options issued under the Plan had been determined based on the fair value at the grant dates for awards under Plan, consistent with the alternative method set forth under SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock would have been reduced on a pro forma basis as indicated below:

                                                        1 9 9 7       1 9 9 6
                                                      -----------   -----------
Year ended December 31:

Net Loss:
 As Reported                                          $(4,300,053)  $(1,156,027)
 Pro Forma                                            $(5,190,053)  $(1,156,027)

Basic and Diluted Net Loss Per Share of Common Stock:
 As Reported                                          $      (.96)  $      (.35)
 Pro Forma                                            $     (1.17)  $      (.35)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants awarded in 1997 and 1996, respectively:

                                                     December 31,
                                                     ------------
                                                 1 9 9 7      1 9 9 6
                                                 -------      -------
Dividend Yields                                        0%        --%
Expected Volatility                                   76%        --%
Risk-Free Interest Rate                              6.0%        --%
Expected Lives                                  4.0 Years        --

The weighted-average fair value of options granted was $.76 and $-0- for the years ended December 31, 1997 and 1996, respectively.

The following table summarizes information about stock options and warrants at December 31, 1997:

                                     Outstanding                       Exercisable
                     -------------------------------------------  ----------------------
                                    Weighted        Weighted                 Weighted
                                    --------        --------                 --------
    Range of                       Remaining         Average                  Average
    --------                       ---------         -------                  -------
Exercise Prices       Shares    Contractual Life  Exercise Price  Shares   Exercise Price
---------------      ---------  ----------------  --------------  -------  --------------

$1.185 - $1.1875     1,345,000     9.2 Years          $1.186      681,667      $1.186
$   2.31               108,000     9.5 Years          $ 2.31       36,000      $ 2.31
                     ---------     ---------          ------      -------      ------

Totals               1,453,000     9.3 Years          $ 1.27      717,667      $ 1.40
------               =========     =========          ======      =======      ======

(15) New Authoritative Accounting Pronouncements

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #15
--------------------------------------------------------------------------------

(15) New Authoritative Accounting Pronouncements (Continued)

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations; financial position or cash flows.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

(16) Subsequent Events

In January 1998, the Company entered into an employment agreement with its Chief Financial Officer. The compensation for services rendered under this agreement is $90,000 per annum and includes an incentive bonus. The agreement also includes options to purchase the Company's stock and a severance package.

In January 1998, the Company purchased certain non-cash assets of D.M.S. Food Distributors, Inc., a Florida Corporation d/b/a Gourmet Distributors ("Gourmet"). Gourmet is a wholesaler of dry goods. In consideration for the purchase, the Company paid approximately $254,000 including inventory and furniture and fixtures, which resulted in costs in excess of net assets of approximately $125,000 which will be allocated to intangible assets.

In February 1998, the Company purchased all of the outstanding stock of Fresh, Inc., ("Fresh") a related entity (See Note 11). Fresh is a wholesaler which sells packaged and cut fresh produce. In consideration for the purchase, the Company paid $105,000 in cash and issued 138,948 shares of common stock valued at $270,000. The acquisition resulted in costs in excess of net assets of approximately $350,000 which will be allocated to intangible assets.

In March 1998, the Company entered into a management agreement with Samuel
H. Lasko (the "Manager"). The Manager is to operate and manage the business and activities of The Lasko Companies, Inc. ("TLC") which operates a restaurant business (the "Restaurant"). The agreement will terminate upon the sale or other disposition of the Restaurant or the The Lasko Companies (See Notes 3 and 17).

(17) Subsequent Events--Unaudited (Subsequent to the Date of The Report of Independent Auditors)

On March 23, 1998, the Company entered into a contract to sell its wholly-owned subsidiary, The Lasko Companies, Inc. The sale price $90,000 to be paid as follows, with $25,000 paid at the execution of the agreement (currently held in escrow by the seller's attorney) and $65,000 to be paid by cash or certified check upon execution and delivery of Bill of Sale.

                 .   .   .   .   .   .   .   .   .   .   .   .

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
                                  Registrant

By:                      /s/ Samuel H. Lasko, President
   -----------------------------------------------------------------------------
                           Samuel H. Lasko, President

Date:                           April 15, 1998
     ---------------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date
---------                       -----                                ----

/s/ Samuel H. Lasko             President and Director           April 15, 1998
--------------------------
Samuel H. Lasko


/s/ Jonathan S. Lasko           Executive Vice-President,        April 15, 1998
--------------------------      Secretary, Chief Operating
Jonathan S. Lasko               Officer, Principal Financial
                                Officer and Director


/s/ Bruce S. Phillips           Director                         April 15, 1998
--------------------------
Bruce S. Phillips


/s/ Richard Power               Director                         April 15, 1998
--------------------------
Richard Power


/s/ Steven Shulman              Director, Principal Executive    April 15, 1998
--------------------------      Officer
Steven Shulman


/s/ Fred A. Siegel              Director                         April 15, 1998
--------------------------
Fred Siegel


/s/ Bernard Rubin, M.D.         Director                         April 15, 1998
--------------------------
Bernard Rubin, M.D.


/s/ Mario Jacobs                Principal Accounting Officer     April 15, 1998
--------------------------
Mario Jacobs