Form 10KSB40/A
period 1997-12-31
TERRACE HOLDINGS INC
filed 1998-04-28
CIK 1001051

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-KSB/A
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     for the fiscal year ended December 31, 1997.

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     for the transition period from _________________ to ___________________

     Commission file number       0-27132
                           -------------------------------------------------

                            Terrace Holdings, Inc.
             ---------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

            Delaware                                       65-0594270
------------------------------------               -------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

 1325 N.W. 22nd Street, Pompano Beach, Florida               33069
----------------------------------------------     -------------------------
(Address of Principal Executive Office)                   (Zip Code)

                                (954) 917-7272
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

                         Common Stock, $.001 par value
-----------------------------------------------------------------------
                               (Title of Class)

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

Yes   X          No
    ------     ------

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


Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits


     (10) Material Contracts
     -----------------------

     The following Material Contracts are supplemented to the Registrant's form 10-KSB and filed herewith:

     10.7 Sale of Assets Agreement, dated September 1, 1997, between Terrace Holdings, Inc. and Dry Dock Distributors, Inc. d/b/a Bay Purveyors Terrace Holdings, Inc. 1997 Stock Option Plan

     10.12 Asset Purchase Agreement, dated December 31, 1997, between D.M.S. Food Distributors, Inc. (Gourmet Distributors) and the Registrant

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



                            TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
                                  Registrant

By:                    /s/ Samuel H. Lasko, President
--------------------------------------------------------------------------------
                           Samuel H. Lasko, President

Date:                              April 24, 1998
--------------------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                          Date
---------                 -----                          ----

/s/ Samuel H. Lasko       President and Director         April 24, 1998
-------------------
Samuel H. Lasko


/s/ Jonathan S. Lasko     Executive Vice-President,      April 24, 1998
---------------------     Secretary, Chief Operating
Jonathan S. Lasko         Officer, Principal Financial
                          Officer and Director

/s/ Bruce S. Phillips     Director                       April 24, 1998
---------------------
Bruce S. Phillips


                          Director                       April__, 1998
-------------------
Richard Power


                          Director, Principal Executive  April__, 1998
-------------------       Officer
Steven Shulman


/s/ Fred A. Siegel        Director                       April 27, 1998
-------------------
Fred Siegel


                          Director                       April__, 1998
-----------------------
Bernard Rubin, M.D.


/s/ Mario Jacobs          Principal Accounting Officer   April 24, 1998
-------------------
Mario Jacobs