Form 10QSB
period 1998-03-31
TERRACE HOLDINGS INC
filed 1998-05-15
CIK 1001051

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number  0-27132

                            Terrace Holdings, Inc.
               ------------------------------------------------
             (Exact name of Small Business Issuer in its Charter)

                Delaware                                    65-0594270
-----------------------------------------          -----------------------------
     (State or Other Jusisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

1351 N.W. 22nd Street, Pompano Beach, Florida                  33069
--------------------------------------------       -----------------------------
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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days

Yes    X     No
   ---------   ---------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court    Yes             No
Applicable only to corporate issuers:              ------------    --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
 As of the date of this report, the issuer had 4,306,400 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:

Check one:  Yes          No
               --------    --------

             This is page 1 of _____ sequentially numbered pages.

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended March 31, 1998
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
Part I.  FINANCIAL INFORMATION

Item 1: Financial Statements

  Consolidated Balance Sheet as of March 31, 1998 [Unaudited]..........    1

  Statements of Operations for the three months ended
  March 31, 1998 and 1997 [Unaudited]..................................    2

  Statements of Cash Flows for the three months ended
  March 31, 1998 and 1997 [Unaudited]..................................    3 & 4

  Notes to Financial Statements........................................    5 & 6

Item 2: Management's Discussion and Analysis...........................    7 & 8

Part II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.............................    9

  Exhibit 11...........................................................    10

  Signatures...........................................................    11

                        .  .  .  .  .  .  .  .  .  .  .

Item 1.
TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
TERRACE HOLDINGS, INC
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1998.
[UNAUDITED]
--------------------------------------------------------------------------------

Assets:
Current Assets:
  Accounts Receivable (Less Allowance for Doubtful Accounts of $62,500)     2,313,851
  Inventory                                                                   579,361
  Restricted Cash                                                              65,439
  Due on Sale of Discontinued Operations                                       90,000
  Other Current Assets                                                        247,143
                                                                           ----------
  Total Current Assets                                                      3,295,794

Furniture, Fixtures and Equipment - At Cost [Net of
  Accumulated Depreciation of $118,884]                                     1,054,589

Intangible Assets [Net of Accumulated Amortization of $141,422]             4,169,731

Net Assets of Discontinued Operations                                           7,494

Other Assets                                                                   15,178
                                                                           ----------

    Total Assets                                                           $8,542,786
                                                                           ==========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                         $2,189,743
  Accrued Expenses                                                            433,932
  Cash Overdrafts                                                             440,818
  Current Portion of Long Term Debt                                            97,940
  Line of Credit                                                            1,108,163
  Provision for Phase-Out-Costs                                                20,000
  Other Current Liabilities                                                   113,435
                                                                           ----------

 Total Current Liabilities                                                  4,404,031
                                                                           ----------

Long-Term Debt                                                                235,305
                                                                           ----------

Commitments and Contingencies                                                      --
                                                                           ----------

    Total Liabilities                                                       4,639,336
                                                                           ----------

Stockholders' Equity:
  Convertible Preferred Stock $.001 Par Value, 10,000,000
    Shares Authorized, 1,400,000 Shares Issued
    and Outstanding                                                             1,400
  Common Stock - $.001 Par Value, 25,000,000 Shares
    Authorized, 5,145,348 Issued and Outstanding                                5,145


  Additional Paid-in Capital                                                9,601,579

  Retained Earnings [Deficit]                                              (5,704,674)
                                                                           ----------

    Total Stockholders' Equity                                              3,903,450
                                                                           ----------

 Total Liabilities and Stockholders' Equity                                $8,542,786
                                                                           ==========

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                           Three months ended
                                                           ------------------
                                                               March 31,
                                                               ---------
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------
Revenue                                                 $6,955,120   $        0
Cost of Sales                                            4,884,252            0
                                                        ----------   ----------
 Gross Profit                                            2,070,868            0
                                                        ----------   ----------
Operating Expenses:
 Selling, General and Administrative Expenses            1,864,706      164,469
 Provisions for Doubtful Accounts                            2,500            0
                                                        ----------   ----------
 Total Operating Expenses                                1,867,206      164,469
                                                        ----------   ----------
 Income (Loss) from Operations                             203,662     (164,469)
                                                        ----------   ----------
Other Income [Expense]:

 Interest Income                                                         11,541
 Interest Expense                                          (74,382)           0
                                                        ----------   ----------
 Other [Expense] Income  - Net                             (74,382)      11,541
                                                        ----------   ----------
 Income (Loss) from Continuing Operations                  129,280     (152,928)
                                                        ----------   ----------
 Discontinued Operations:
 Income (Loss) from Discontinued Operations                  7,494     (248,476)
 Net Income (Loss)                                      $  136,774   $ (401,404)
                                                        ==========   ==========
 Income (Loss) Per Share of Common Stock
  Income (Loss) from Continuing Operations              $      .03         (.03)
  Income (Loss) from Operations of Discontinued
    Business Segments (Net of Income Tax of $ 0.)              -0-         (.06)

  Basic Net Income (Loss) Per Share of Common Stock     $      .03   $     (.09)
                                                        ==========   ==========

  Diluted Net Income (Loss) Per Share of Common Stock   $      .02   $     (.09)
                                                        ==========   ==========

 Weighted Average Shares of Common Stock Outstanding     5,111,383    4,306,400
                                                        ==========   ==========

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Three months ended
                                                         ------------------
                                                              March 31,
                                                              ---------

                                                         1 9 9 8     1 9 9 7
                                                         -------     -------
Operating Activities:
 Net Income                                             $ 129,280   $(152,928)
                                                        ---------   ---------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation, Amortization                               99,407
  Provision for Doubtful Accounts                           2,500

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                   (444,853)
   Inventory                                             (298,903)
   Other Current Assets                                  (139,319)
   Due from Related Party                                 122,752
   Other Assets                                           (35,601)

  Increase [Decrease] in:
   Accounts Payable                                     1,297,002
   Accrued Expenses                                      (192,425)
                                                        ---------   ---------
  Total Adjustments                                       410,560
                                                        ---------   ---------

 Net Cash - Operating Activities                          539,840   (152,928)
                                                        ---------   ---------
Investing Activities:

 Acquisition of Assets                                   (274,086)
 Purchase of Business Net of Cash Acquired               (340,814)
                                                        ---------   ---------

 Net Cash - Investing Activities                         (614,900)
                                                        ---------   ---------
Financing Activities:
 Restricted Cash                                           72,262
 Proceeds from Notes Payable                              132,464
 Cash Overdrafts                                           68,367
 Line of Credits                                         (245,921)
 Current Portion of Long Term Debt                         64,430
 Proceeds from Warrants Exercised                         156,250
 Payments of Term Loan                                    (16,667)
 Payment of Demand Notes Payable                          (27,265)
                                                        ---------   ---------

 Net Cash- Financing Activities                            75,060

 Net [Decrease] Increase in Cash and Cash Equivalents           0   (152,928)


TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                 Three months ended
                                                                 ------------------
                                                                      March 31,
                                                                      ---------

                                                                 1 9 9 8     1 9 9 7
                                                                 -------     -------
Discontinued Operations:
 Income from Discontinued Operations                                7,494     (248,476)
 Adjustments to Reconcile Income to Net Cash
Provided by Discontinued Operations: Depreciation                   9,614       52,968
                                                                 --------   ----------
 Changes In Net Assets & Liabilities- Discontinued Operations
 Current Assets                                                     2,585     (946,882)
 Current Liabilities                                              (23,951)   1,038,190
                                                                 --------   ----------
 Investing Activities- Discontinued Operations
 Acquisition of Assets                                             (2,703)     (59,837)
                                                                 --------   ----------
 Financing Activities - Discontinued Operations
 Payment of Demand Notes Payable                                               (19,408)

Net Cash- Discontinued Operations                                  (6,960)    (336,373)

Cash and Cash Equivalent  Beginning of Period                      (6,960)   1,570,907
                                                                 --------   ----------
Cash and Cash Equivalent  End of Period                                 0    1,234,534
                                                                 ========   ==========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the periods for:
  Interest                                                       $ 74,382   $   36,719
  Taxes                                                          $          $   33,426


Supplemental Disclosures of Non-Cash Investing and Financing Activities:

  During the three months ended March 31, 1998, the Company issued 138,948 shares of common stock in connection with the acquisition of Fresh Inc.

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------


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

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1997 included in the Terrace Holdings, Inc. 10-KSB.

[2] Income Per Share

Income per share of common stock is based on weighted average number of common shares outstanding for each period presented. Potential common shares are included if dilutive. Income from diluted calculations takes into effect the common shares issued in connection with the private placement the Company commenced in July 1997. The Company has 5,145,348 (5,111,383 on a weighted average basis) shares outstanding as well as 1,400,000 shares of Preferred Stock (convertible into two shares of common for each share of preferred) totaling 7,911,383 shares of Diluted Common Shares outstanding. The proceeds from the private placement were used in the purchase of A-One-A Produce. The Preferred Stock converts in July 1998 to the Company's Common Stock.

[3] Common Stock

At March 31, 1998, 5,145,348 shares of the Company's Common Stock were issued and outstanding.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------

[4] Inventories

Inventories consist of produce, grocery dry goods and dairy for its food service distributor and its vegetable precut subsidiaries and are stated at the lower of cost [determined by the first-in, first-out method] or market.

[5] Commitments

Effective September 1, 1995, the Company entered into 5-year employment agreements with two executives, through August 31, 2000 for an aggregate base salary of $165,000 for the first two years, $220,000 for the third year, $265,000 for the fourth year and $300,000 in the fifth year.

The employment agreements were amended on February 14, 1997. The amendment eliminates options in such agreements in consideration of the issuance of warrants to purchase 1,500,000 shares of the Company's common stock in connection with a business acquisition. Additionally, the agreements were amended to provide that certain other benefits are made available to the executives. As of January 1, 1998, one of such agreements was surrendered in connection with the sales by the Company of two of its Hospitality subsidiaries.

[6] Incorporation of New Subsidiaries

On June 4, 1997 the Company incorporated Terrace Fresh Inc. as a wholly-owned subsidiary to operate the business of A-One-A's affiliate, Fresh. The Registrant consummated its purchase of Fresh, Inc. on February 2, 1998, effective as of January 1, 1998. In consideration for the purchase, the Company paid $105,000 in cash and issued 138,948 shares of common stock valued at $270,000.

The acquisition of Fresh Inc. will be accounted for as a purchase, effective January 1, 1998. The operations of Fresh Inc. are included in the Company's results of operations from that date.

The goodwill recorded for the acquisition is to be amortized over 20 years using the straight-line method.

[7] No Comparable Results for First Quarter 1997

In November 1997, the Company's management decided to dispose of certain of its subsidiaries: including its Restaurant, Catering and Hospitalilty businesses. These operations were discontinued as of year end and therefore there are no comparable results for the first quarter of 1997.



                         .  .  .  .  .  .  .  .  .  .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


In November of 1997, the Registrant determined to focus its resources on its distribution and processing operations. The Registrant's continuing operations distribute produce, dairy, frozen and dry grocery items to food service customers in the South Florida area. In addition, the Registrant's newly acquired subsidiary, Fresh, Inc. operates a "value added" precut produce operation which sells prepared, ready to use products to the food service sector. In December, 1997, the Registrant purchased a customer list and certain inventory for retail distributors and has since consolidated all of its distribution operations into its warehouse facility in Pompano Beach, Florida. The Registrant intends to continue its growth as a distributor and value added processing company. The Registrant's consolidated net profit for the quarter ended March 31, 1998 was approximately $129,000. The income for the period was a result of the Registrant's continuing operations performance. Revenues from the Registrant's continuning operations for the period were approximately $6,955,000.

A-One-A Produce and Provisions, Inc. ("A-One-A") is the Registrant's largest operating subsidiary with regard to sales volume. A-One-A operates its distribution facility out of a 55,000 sq. ft. facility in Pompano, Beach, Florida. A-One-A provides its food service customers with 7-day a week service in the produce, dairy, frozen and dry grocery areas. For the quarter ended March 31, 1998, A-One-A had revenues of approximately $6,500,000. Net Income from this subsidiary was approximately $237,000 for the period. Management believes that both revenues and income will continue to increase as the Registrant furthers its plan for consolidation, increased efficiency, and internal sales growth. There are no comparable financial results for the same period in 1997 since the Registrant did not own this subsidiary until July 1997.

Fresh, Inc. is the Registrant's value added produce processing subsidiary. The Registrant purchased Fresh, Inc. in January 1998, and its financial results are included in the first quarter consolidated results. Fresh, Inc. manufactures custom cut produce that is cleaned, processed and packaged in a ready to use form for its customers. This higher margin sector of the produce industry is rapidly growing as food service establishments attempt to cut labor expenses as well as the associated costs. Fresh, Inc. maintains its own customers and also sells through A-One-A's distribution system to A-One-A's accounts. Fresh, Inc's. revenues for the quarter ended March 31, 1998 were approximately $262,000 with net income of approximately $55,000. Management believes that Fresh, Inc. will continue to experience internal sales growth and will benefit from the apparent continued industry move toward processed, "ready to use" produce.

The Registrant's management believes that with the 1997 year end and early 1998 dispositions of its non-core subsidiaries and with its organizational restructuring now basically complete, the Registrant is positioned to continue its projected profitability through 1998, although there is no assurance that this will occur.

Discontinued Operations:
------------------------

Lasko Family Kosher Tours & A & E Management Corp.

Effective January 1, 1998 the Company sold its Hospitality and catering operations to Dr. Samuel Lasko, the Company's President. Dr. Lasko has agreed to resign his position as President and as a member of the Board of Directors upon shareholder approval of the transaction. In connection with the sale of these subsidiaries Dr. Lasko has surrendered his employment agreement and warrants to purchase common stock in an amount equal to the independent valuation of these items and the businesses, as set forth in a fairness opinion received by the Company. Management decided in November of 1997 to dispose of these businesses and concentrate on its businesses of distribution and processing of fresh produce. The hospitality and catering operations were discontinued as of year end of 1997 and therefore there are no comparable results for the first quarter of 1997 with which to compare the first quarter of 1998.


The Lasko Companies, Inc. (Terrace Oceanside Restaurant)

As of March 31, 1998, The Lasko Companies, Inc. was the only discontinued subsidiary not yet disposed of. In February 1998, the Registrant entered into an agreement to sell this subsidiary to an unrelated party in June of 1998. Revenues for the quarter ended March 31, 1998, were $199,421 compared to approximately $272,600 for the same period in 1997. Net income for the quarter ended March 31, 1998 was approximately $7,500 compared to $48,000 for the same period in 1997. The substantial decrease in both revenues and net income was due to a poor winter season in South Florida. The Lasko Companies experienced approximately a 20% decrease in customers in the restaurant and Management believes this to be a major factor in the decrease in revenues as well as net income. In light of the difficult time the Registrant has had in developing this subsidiary, Management decided in November, consistent with its new plans of goals and objectives, to sell the restaurant unit. The Registrant believes the sale will be consummated in early June.

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

     (3)(ii) By-laws *
     ---------------

     (4) Instruments defining the rights of holders *
     ----------------------------------------------

     (10) Material Contracts **
     -----------------------

     (11) Statement Re: Computation of per Share Earnings
     ----------------------------------------------------

     See Exhibit 11 filed herewith.

------------------------

* Incorporated by this reference to the Registrant's registration statements #33-96892-A and 333-45195

** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to its Form 10-KSB, which was filed with the Commission April 15, 1996.

(b) Reports on Form 8-K

     The Registrant filed Current Report on Form 8-K dated January 16, 1998 for the purpose of reporting the sale of its Deering Ice Cream business. The Registrant filed a report Form 8-K on March 19, 1998 for the purpose of reporting the sale of its Hospitality businesses to Samuel H. Lasko. The Registrant also filed two reports on Form 8-K/A both dated April 28, 1998, for the purpose of reporting proforma financial information as it related to the 1997 acquisition of A-One-A Produce and the sale of the Deering Ice Cream business in December 1997, respectively.

SIGNATURES
--------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TERRACE HOLDINGS, INC.
                            (Registrant)



       March 15, 1998           /s/ Jonathan S. Lasko
Dated:___________________   By:_________________________________________________
                                    Jonathan S. Lasko, President


       March 15, 1998           /s/ Mario J. Jacobs
Dated:___________________   By:_________________________________________________
                                    Mario J. Jacobs, Principal Financial Officer