Form 10KSB40/A
period 1997-12-31
TERRACE HOLDINGS INC
filed 1998-07-08
CIK 1001051

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                FORM 10-KSB/A-2
(Mark One)

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

     Aggregate market value of the voting stock held by non-affiliates computed by reference to the price of which the stock was sold, or the average bid and asked prices of such, as of a specified date within the past 60 days. The aggregate market value on June 29, 1998: $7,576,125.

     As of December 31, 1997, the total number of shares of common stock outstanding: 5,006,400.

           This is page 1 of 26 sequentially numbered pages.

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

Recent Private Placement and Investment Banking Agreement

     On July 1, 1997, the Company entered into an Investment Banking Agreement with Midas Investment Group, Inc. d/b/a Biltmore Securities, Inc. ("Midas"), under which for a period of three years Midas is to provide services including, without limitation, (i) review of business plans and projections; (ii) review of financial data as it relates to raising financing; (iii) advising on the Company's capital structure and on alternatives for raising capital; (iv) reviewing and advising on prospective mergers and acquisitions, and on any financing required to complete such transactions; (v) advising on issues relating to public offerings; (vi) providing fairness opinions; (vii) reviewing managerial needs; and (viii) advising on issues relating to financial public relations. In consideration, the Company issued to Midas and its assignees Warrants to purchase 750,000 shares of Common Stock of the Company.

     As the Company's investment banker, Midas was its placement agent with respect to the private offer and sale to accredited investors of 1,352,500 Units, each Unit consisting of one share of convertible Preferred Stock and two Warrants. Each share of Preferred Stock is convertible into two shares of the Company's Common Stock. In connection with this placement of its securities the Company issued an additional 156,325 Units to Midas, and 15,000 Units to Westport Capital Markets, LLC.


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

                                                    Bid               Ask
                                                ------------      -----------
Type of Security    Quarter Ended               High    Low       High    Low
----------------    -------------               ----    ----      ----    ---

Common Stock        December 29, 1995/(1)/      6 1/8   2 1/4     7 1/8   4 1/4

                                                  High/(2)/         Low/(2)/
                                                  ---------         --------

                    March 31, 1996                 6 3/4             4 1/4
                    June 30, 1996                  4 5/8             3
                    September 30, 1996             4 1/2             2 3/4
                    December 31, 1996              2 7/8               7/8
                    March 31, 1997                 2 3/8             1
                    June 30, 1997                  2 1/8             1 1/4
                    September 30, 1997             3 1/2             1 1/2
                    December 31, 1997              2 11/16           1 1/8

                    Quarter Ended               High    Low       High    Low
                    -------------               ----    ----      ----    ---

Warrants            December 29, 1995/(1)/      1 1/2    3/4        2     1 1/2

                                                  High/(2)/         Low/(2)/
                                                  ---------         --------
                    March 31, 1996                 2  1/2            1  1/4
                    June 30, 1996                  1  3/4            1
                    September 30, 1996             1  5/8               1/2
                    December 31, 1996                 3/4              5/16
                    March 31, 1997                  15/16              5/16
                    June 30, 1997                  1                    5/8
                    September 30, 1997             2 5/16               3/4
                    December 31, 1997              2  1/8            1

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

Item 6 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations:
----------------------

Terrace Holdings, Inc. (Consolidated)
-------------------------------------

Year ended December 31, 1997, compared to year ended December 31, 1996.
-----------------------------------------------------------------------

     The Registrant's consolidated net loss for 1997 was approximately $4,352,000, compared to a net loss of approximately $1,156,000 for 1996. The substantial increase was due to several factors. The primary factor was the loss on the disposition of several of the Registrant's operating subsidiaries. In November, 1997, Management and the Board restructured the focus and objective of the Registrant going forward. A major part of this restructuring included the concentration on the processing and distribution of produce and other food related items. The Registrant's plan called for the sale of its ice cream and hospitality units. The sale of these operations resulted in losses on disposal of approximately $2,127,000. The balance of the operating losses primarily resulted from the underperformance of the ice cream unit due to increased cost associated with production as well as increased selling, general, and administrative costs.

     In addition, the Registrant incurred losses from its A-One-A Produce and Provisions, Inc. subsidiary in the six-months it owned the Registrant in 1997. These losses were due primarily to costs associated with its moving into its new facility and increased labor costs. See Below.

Continuing Operations:
----------------------

     A-One-A Produce & Provisions, Inc., the Registrant's subsidiary that distributes produce, dairy, and other grocery items, operates in Pompano Beach, Florida, out of its 55,000 sq. ft. warehouse. There are no comparable results for 1996, as the company was not part of the Registrant's organization. For the other six-month period ended December 31, 1997, A-One-A Produce and Provisions, Inc. sustained a loss of approximately $437,000. This loss, was primarily due to the increased cost in selling, general, and administrative expenses due to the Registrant's plan to develop the business in a very aggressive manner. In addition, the Registrant moved into its new facility September 7, 1997, and incurred additional costs of approximately $150,000 as a result of inefficiency within its operations. The Registrant has taken steps to increase efficiency, both with technology as well as internal control in order to overcome initial inefficiencies and realize greater profitability from its distribution sector. The Registrant also purchased two small distribution companies in late 1997 to expand and consolidate with A-One-A's current operation. Management believes that as it continues to attempt to increase value, both through increased produce sales as well as varying its product lines, the Registrant will realize greater profitability.

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

Liquidity and Capital Resources
-------------------------------

     At December 31, 1997, the Registrant had cash of approximately $(372,000) and working capital of approximately $(1,050,000). The Registrant, A-One-A Produce & Provisions, Inc. and Terrace Fresh, Inc. have relied principally on internally generated funds to fund their working capital needs.

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

                                                       Annual Compensation
                                             ----------------------------------------
                                Year Ended    Annual        Other
Name & Principal Position       December 31   Salary    Compensation         Options
-------------------------       -----------   ------    ------------         -------

Samuel H. Lasko,                       1995  $ 31,403   $ 169,081/(2)/     750,000/(5)/
President and                          1996  $125,000   $   9,517/(3)(4)/
Treasurer                              1997  $150,000   $  22,502/(3)/

Jonathan S. Lasko,                     1995  $ 24,592   $ 169,081/(2)/     750,000/(5)/
Executive Vice                         1996  $ 70,000   $   7,255/(3)/
President, Secretary and               1997  $ 95,000   $  21,727/(3)/
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

     In connection with the A-One-A transaction, the Registrant entered into 5 year employment agreements, effective July 1, 1997, and ending July 30, 2002, with both Virgil D. Scarbrough and Scott Davis under which Messrs. Scarbrough and Davis will serve as Co-Chief Operating Officers of the Registrant's wholly-owned subsidiaries A-One-A Produce & Provision, Inc. and Terrace Fresh, Inc. Under their respective employment agreements, Messrs. Scarbrough and Davis each receive an annual base salary of $120,000.

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

     The Plan can be amended, suspended, reinstated or terminated by the Board of Directors; provided, however, that without approval of the Registrant's shareholders, no amendment shall be made which (i) increases the maximum number of shares of Common Stock which may be subject to stock options granted under the Plan, except for specified adjustment provisions, (ii) extends the term of the Plan, (iii) materially increases the benefits accruing to optionees under the Plan, (iv) materially modifies the requirements as to eligibility for participation in the Plan, or (v) will cause stock options granted under the Plan to fail to meet the requirements of Rule 16b-3. Unless previously terminated or extended by the Board of Directors, the Plan will terminate on February 20, 2007.

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

    (3)(ii) By-laws *
    ---------------

    (3)(iii) Instruments defining the rights of holders *
    ---------------------------------------------------

    (10) Material Contracts **
    -----------------------

    The following Material Contracts are filed herewith:

    10.1  Employment Agreement, dated July 1, 1997, between Terrace
          Holdings, Inc. and Scott Davis
    10.2  Employment Agreement, dated July 1, 1997, between Terrace
          Holdings, Inc. and Virgil Scarbrough
    10.3  Employment Agreement, dated July 17, 1997, between Terrace
          Holdings, Inc. and Kenneth Cohen
    10.4 Investment Banking Agreement, dated July 1, 1997 between Terrace Holdings, Inc. and Biltmore Securities, Inc.
    10.5 Asset Acquisition Agreement, dated July 6, 1997 between Terrace Holdings, Inc. and A One A Wholesale Produce, Inc.
    10.6 Stock Purchase Agreement, dated February 2, 1998, between Terrace Holdings, Inc. and Virgil Scarbrough and Scott Davis
    10.7 Sale of Assets Agreement, dated September 1, 1997, between Terrace Holdings, Inc. and Dry Dock
    10.8 Guaranty dated August 7, 1997, by Terrace Holdings, Inc. in favor of Foothill Capital Corporation
    10.9 Agreement to Sell and Purchase, dated as of March 2, 1998, between the Registrant and Samuel H. Lasko, relating to The Lasko Family Kosher Tours, Inc. and A&E Management, Inc.
    10.10 Management Agreement dated as of March 2, 1998, relating to the Terrace Oceanside Restaurant
    10.11 Terrace Holdings, Inc. 1997 Stock Option Plan
    10.12 Asset Purchase Agreement, dated December 31, 1997, between D.M.S. Food Distributors, Inc. (Gourmet Distributors) and the Registrant
    10.13 Form of Contract for Sale of Business between The Lasko Family Companies, Inc. and Steven Newman, relating to the Terrace Oceanside Restaurant
    10.14 Agreement dated as of June 25, 1998, between Terrace Holdings, Inc. and Network Funds III, Ltd.
    10.15 Asset Acquisition Agreement dated as of June 25, 1998, between Terrace Holdings, Inc. and Banner Beef & Seafood Co., Inc.

    (21) Subsidiaries of the Registrant
    -----------------------------------

    The Registrant's three operating wholly-owned subsidiaries are:

    1.    The Lasko Companies, Inc.
          2699 Stirling Road
          Suite C - 405
          Ft. Lauderdale, Florida 33312

    2.    A One A Produce & Provisions, Inc.
          1325 N.W. 22nd Street
          Pompano Beach, Florida 33069

    3.    Terrace Fresh, Inc.
          1325 N.W. 22nd Street
          Pompano Beach, Florida 33069

    (23.1) Consent of Moore Stephens, P.C.

_______________
 * Incorporated by this reference to the Registrant's registration statement #33-96892-A.

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


                            TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
                                  Registrant

By:                      /s/ Samuel H. Lasko, President
   -----------------------------------------------------------------------------
                           Samuel H. Lasko, President

Date:                             July 8, 1998
     ---------------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date
---------                       -----                                ----

/s/ Samuel H. Lasko             President and Director            July 8, 1998
--------------------------
Samuel H. Lasko


/s/ Jonathan S. Lasko           Executive Vice-President,         July 8, 1998
--------------------------      Secretary, Chief Operating
Jonathan S. Lasko               Officer, Principal Financial
                                Officer and Director


/s/ Bruce S. Phillips           Director                          July 8, 1998
--------------------------
Bruce S. Phillips


/s/ Richard Power               Director                          July 8, 1998
--------------------------
Richard Power


/s/ Steven Shulman              Director, Principal Executive     July 8, 1998
--------------------------      Officer
Steven Shulman


/s/ Fred A. Siegel              Director                          July 8, 1998
--------------------------
Fred A. Siegel


/s/ Bernard Rubin, M.D.         Director                          July 8, 1998
--------------------------
Bernard Rubin, M.D.


/s/ Mario Jacobs                Principal Accounting Officer      July 8, 1998
--------------------------
Mario Jacobs

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
                                                                     ==========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997.
--------------------------------------------------------------------------------

                      Liabilities and Stockholders' Equity

Current Liabilities:
 Cash Overdraft                                                     $   372,451
 Accounts Payable                                                       892,742
 Accrued Expenses                                                       805,890
 Current Portion of Long-Term Debt                                      162,370
 Line of Credit                                                       1,354,084
 Provision for Phase-Out Costs                                           20,000
 Other Current Liabilities                                               50,000
                                                                    -----------

 Total Current Liabilities                                            3,657,537
                                                                    -----------

Long-Term Debt                                                           81,380
                                                                    -----------

 Total Liabilities                                                    3,738,917
                                                                    -----------

Commitments and Contingencies                                                --
                                                                    -----------

Stockholders' Equity:
 Convertible Preferred Stock, $.001 Par Value, 10,000,000
  Shares Authorized, 1,523,825 Shares Issued and Outstanding              1,524

 Common Stock - $.001 Par Value, 25,000,000 Shares Authorized,
  5,006,400 Issued and Outstanding                                        5,006

 Additional Paid-in Capital                                           9,075,343

 Accumulated Deficit                                                 (5,893,448)
                                                                    -----------

 Total Stockholders' Equity                                           3,188,425
                                                                    -----------

 Total Liabilities and Stockholders' Equity                         $ 6,927,342
                                                                    ===========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                                                    1 9 9 7       1 9 9 6
                                                                  -----------   -----------
Net Sales                                                         $ 8,929,464   $        --

Cost of Sales                                                       6,853,507            --
                                                                  -----------   -----------

 Gross Profit                                                       2,075,957            --
                                                                  -----------   -----------

Operating Expenses:
 Selling, General and Administrative Expenses                       3,370,480       348,439
 Loss on Disposal                                                          --       129,826
 Provision for Doubtful Accounts                                       60,000            --
                                                                  -----------   -----------

 Total Operating Expenses                                           3,430,480       478,265
                                                                  -----------   -----------

 (Loss) from Operations                                            (1,354,523)     (478,265)
                                                                  -----------   -----------

Other (Expense) Income:
 Interest Expense                                                     (79,594)           --
 Interest Income                                                       22,601        19,338
                                                                  -----------   -----------

 Total Other (Expense)                                                (56,993)       19,338
                                                                  -----------   -----------

 (Loss) From Continuing Operations                                 (1,411,516)     (458,927)

Discontinued Operations:
 (Loss) from Operations of Discontinued Business
  Segments (Net of Income Taxes of $-0-)                             (813,795)     (697,100)
 (Loss) on Disposal of Business Segments, including
  Provision of $20,000 for Operating Loss during the Phase Out
  Period (Net of Income Taxes of $-0-)                             (2,126,742)           --
                                                                  -----------   -----------

 Net (Loss)                                                       $(4,352,053)  $(1,156,027)
                                                                  ===========   ===========

(Loss) Per Share of Common Stock:
 (Loss) from Continuing Operations                                $      (.32)  $      (.14)
 (Loss) from Operations of Discontinued
  Business Segments (Net of Income Tax of $-0-)                          (.18)         (.21)
 (Loss) on Disposal of Discontinued Business Segments                    (.48)           --
                                                                  -----------   -----------

 Basic and Diluted Net (Loss) Per Share of Common Stock           $      (.98)  $      (.35)
                                                                  ===========   ===========

 Weighted Average Shares of Common Stock Outstanding                4,454,034     3,312,500
                                                                  ===========   ===========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                           Convertible                                  Additional                   Total
                                           -----------                                  ----------                   -----
                                         Preferred Stock           Common Stock           Paid-in    Accumulated  Stockholders'
                                      ----------------------   ---------------------      -------    -----------  -------------
                                      Shares          Amount   Shares         Amount      Capital      Deficit       Equity
                                      ------          ------   ------         ------      -------      -------       ------

Balance - January 1, 1996                   --        $   --  3,312,500       $3,313     $3,945,948  $  (385,368)  $ 3,563,893

 Net (Loss)                                 --            --         --           --             --   (1,156,027)   (1,156,027)
                                     ---------        ------  ---------       ------     ----------  -----------   -----------

Balance - December 31, 1996                 --            --  3,312,500        3,313      3,945,948   (1,541,395)    2,407,866

 Asset Acquisition - Deering                --            --    918,900          918        763,081           --       763,999

 Finders Fee                                --            --     75,000           75         88,238           --        88,313

 Asset Acquisition - A-One-A                --            --    500,000          500        999,500           --     1,000,000

 Private Placement                   1,523,825         1,524         --           --      2,671,776           --     2,673,300

 Stock Issuances                            --            --    200,000          200        219,800           --       220,000

 Stock Based Compensation                   --            --         --           --        387,000           --       387,000

 Net (Loss)                                 --            --         --           --             --   (4,352,053)   (4,352,053)
                                     ---------        ------  ---------       ------     ----------  -----------   -----------

 Balance - December 31,
  1997                               1,523,825        $1,524  5,006,400       $5,006     $9,075,343  $(5,893,448)  $ 3,188,425
                                     =========        ======  =========       ======     ==========  ===========   ===========

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                                                        1 9 9 7      1 9 9 6
                                                                      -----------   ---------
Operating Activities:
 Net (Loss) from Continuing Operations                                $(1,411,516)  $(458,927)
                                                                      -----------   ---------
 Adjustments to Reconcile Net (Loss) to Net Cash
  (Used for) Provided by Operating Activities:
  Depreciation and Amortization                                           157,613          --
  Stock Based Compensation                                                180,000          --
  Provision for Doubtful Accounts                                          60,000          --

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
   Accounts Receivable                                                   (541,699)         --
   Inventory                                                             (102,069)         --
   Other Current Assets                                                    17,638          --
   Other Assets                                                            (1,728)         --

  Increase (Decrease) in:
   Accounts Payable                                                       182,082          --
   Accrued Expenses                                                       338,955          --
                                                                      -----------   ---------

  Total Adjustments                                                       290,792          --
                                                                      -----------   ---------

 Net Cash - Continuing Operations - Forward                            (1,120,724)   (458,927)
                                                                      -----------   ---------

Discontinued Operations:
 (Loss) From Discontinued Business Segments                            (2,940,537)   (697,100)
 Adjustments to Reconcile (Loss) to Net Cash:
  Depreciation and Amortization                                           180,115     340,086
 (Loss) on Disposal of Business Segments (Including Provision
  of $20,000 for Operating Loss During Phase Out Period)                1,974,742          --
 Changes in Net Assets, Liabilities                                    (1,787,219)   (165,304)
                                                                      -----------   ---------

 Net Cash - Discontinued Operations - Forward                          (2,572,899)   (522,318)
                                                                      -----------   ---------

Investing Activities - Continuing Operations:
 Acquisition of Assets                                                   (201,744)   (179,308)
 Purchase of Business - Net of Cash Acquired                           (3,616,993)         --
                                                                      -----------   ---------

 Net Cash - Investing Activities - Continuing Operations - Forward     (3,818,737)   (179,308)
                                                                      -----------   ---------

Investing Activities - Discontinued Operations:
 Acquisition of Intangible Assets                                              --    (675,000)
 Purchase and Disposal of DownEast Frozen Desserts, LLC -
  Net of Cash Acquired                                                    288,900          --
 Acquisition of Assets                                                    (40,933)         --
                                                                      -----------   ---------

 Net Cash - Investing Activities - Discontinued Operations -
  Forward                                                             $   247,967   $(675,000)

See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996.
--------------------------------------------------------------------------------

                                                                          1 9 9 7       1 9 9 6
                                                                        -----------   -----------
 Net Cash - Continuing Activities - Forwarded                           $(1,120,724)  $  (458,927)
                                                                        -----------   -----------

 Net Cash - Discontinued Operations - Forwarded                          (2,572,899)     (522,318)
                                                                        -----------   -----------

 Net Cash - Investing Activities - Continuing Operations -
  Forwarded                                                              (3,818,737)     (179,308)
                                                                        -----------   -----------

 Net Cash - Investing Activities - Discontinued Operations -
  Forwarded                                                                 247,967      (675,000)
                                                                        -----------   -----------

Financing Activities - Continuing Operations:
 Proceeds from Notes Payable                                                100,000            --
 Payment of Notes Payable                                                   (64,467)      (10,000)
 Payments of Demand Notes Payable - Stockholders and Related Parties             --      (185,549)
 Proceeds from Line of Credit                                             1,354,085            --
 Restricted Cash                                                           (137,701)           --
 Bank Overdrafts                                                            372,448            --
 Proceeds from Issuance of Convertible Preferred Stock                    2,673,300            --
 Proceeds from Issuance of Common Stock                                     220,000            --
                                                                        -----------   -----------

 Net Cash - Financing Activities - Continuing Operations                  4,517,665      (195,549)
                                                                        -----------   -----------

Financing Activities - Discontinued Operations:
 Proceeds of Demand Notes Payable                                         1,175,821            --
                                                                        -----------   -----------

 Net (Decrease) in Cash and Cash Equivalents                             (1,570,907)   (2,031,102)

Cash and Cash Equivalents - Beginning of Years                            1,570,907     3,602,009
                                                                        -----------   -----------

 Cash and Cash Equivalents - End of Years                               $        --   $ 1,570,907
                                                                        ===========   ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the years for:
  Interest                                                              $    51,093   $     9,020
  Income Taxes                                                          $        --   $        --

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

Other Concentrations - In December 1997, A-One-A became a full-time member of a cooperative of independent distribution specialists (the "Cooperative") which enables the Company to enter group negotiations which results in better pricing on purchases. Although the Company purchased approximately 37% through the Cooperative, management believes that there is no business vulnerability regarding this concentration of purchases from the Cooperative as the produce purchased is available from other sources.

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

During 1997, the Company acquired all of the assets and related liabilities of Dry Dock Distributors, Inc. d/b/a Bay Purveyors, ("Bay Purveyors") a Miami, Florida based dry goods distributor which sells and distributes dry goods and dairy goods to various restaurants and other business in Southern Florida. The acquisition was deemed immaterial by management of the Company. Bay Purveyors has operated as a division of A-One-A since its October 1, 1997 effective purchase date. In connection with the Bay Purveyors acquisition, the Company entered into an employment agreement with an upper level manager.

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

A summary of the allocation of the aggregate consideration paid for aforementioned acquisitions to the fair market value of the assets acquired and liabilities assumed is as follows:

Current Assets:
 Cash                                                           $   20,445
 Accounts Receivables                                            1,383,703
 Inventories                                                       178,389
 Other                                                             123,082
                                                                ----------

 Total                                                           1,705,619
                                                                ----------

Property, Plant and Equipment                                      545,475
Cost in Excess of Net Assets Acquired (Including Acquisition
 Costs of $239,725)                                              3,728,030
Other Assets                                                         4,366
                                                                ----------

 Total                                                           5,983,490
                                                                ----------

Current Liabilities:
 Accounts Payable and Accrued Expenses                             914,206
 Other                                                             221,960
                                                                ----------

 Total                                                           1,136,166
                                                                ----------

 Aggregate Consideration Paid                                   $4,847,324
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

Pro forma unaudited information:

                                          Twelve months ended
                                          -------------------
                                             December 31,
                                             ------------
                                         1 9 9 7       1 9 9 6
                                         -------       -------

Total Revenues                         $17,110,152   $14,497,109
Net (Loss) Income                      $(1,010,800)  $  (179,669)
Basic and Diluted Net (Loss) Income
 Per Share of Common Stock             $      (.23)  $      (.05)

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #5
--------------------------------------------------------------------------------

(3) Discontinued Operations

(A) Frozen Dessert Business Segment - On February 17, 1997, the Company acquired certain of the assets and related liabilities of DownEast, which manufactured and marketed frozen desserts under the name Deering Ice Cream. The assets acquired included accounts receivable, inventories, and certain furniture and equipment. The stated liabilities assumed were principally trade payables and certain long-term debt.

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

In November 1997, the Company adopted a formal plan to sell Deering. The disposal occurred in December 1997. The net proceeds on disposal was approximately $373,000. The loss on disposal was approximately $1,385,000 (including estimated disposal costs of $50,000 and $152,000 of liabilities not assumed by purchaser.)

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

The estimated loss on the disposal of the Hospitality Group of approximately $742,000, includes a provision of $20,000 for expected losses during the phase-out period. The Company is to receive $90,000 from the unrelated party. Dr. Lasko relinquished his employment contract and certain warrants (See Note 11).

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

(4) Going Concern Considerations and Related Proposed Financing

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a working capital deficiency of approximately $1,050,000 at December 31, 1997. These factors had raised substantial doubt about the ability of the Company to continue as a going concern. Such substantial doubt has been alleviated primarily due to management's plans for dealing with the possible adverse effects of these factors.

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

(13) Description of Securities

(A) Convertible Preferred Stock - The Company is authorized to issue 10,000,000 shares of convertible preferred stock (the "Convertible Preferred Stock"), par value $.001 per share. Pursuant to an offering memorandum dated July 7, 1997, the Company offered 1,750,000 units of its securities at $2 per unit (the "Preferred Units"). Each Preferred Unit consisted of one share of Convertible Preferred Stock and two warrants, each to purchase one share of Company common stock at an exercise price of $4 per share. As of December 31, 1997, 1,523,825 Preferred Units (including 171,325 Units issued as investment banking placement fees) were issued for aggregate consideration of $2,637,300 net of offering costs. Each share of Convertible Preferred Stock is non-voting, unless converted into common stock of the Company. The Convertible Preferred Stock is entitled to preference in the declaration of dividends if and when any dividends are declared or paid. There were no dividends declared or paid on the Convertible Preferred Stock at December 31, 1997. The Convertible Preferred Stock is entitled to preference over the common stock in the event of dissolution, liquidation or winding-up the Company. Each share of Convertible Preferred Stock is convertible into two shares of common stock of the Company at the option of the holder. All shares of the Convertible Preferred Stock not converted on or prior to July 31, 1998 will be automatically converted, based on that ratio, into shares of common stock of the Company on that date. The Company issued 156,325 Preferred Units to Biltmore Securities, Inc., and 15,000 Preferred Units to Westport Capital Markets, LLC, as placement fees (accounted for as offering costs) in connection with the offering. Additionally, the Company issued to Biltmore and its assignees, warrants to purchase 750,000 shares of Company common stock at a price of $4.00 per share, exercisable through and including December 4, 2000.

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

In July and September 1997, the Board of Directors granted certain employees 108,000 options to purchase Company common stock at an exercise price of $2.31 per share. The options vest over a 3 year period, one-third per year and expire on June 30, and September 21, 2007.

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
                                                 =========       =====

TERRACE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996, Sheet #13
--------------------------------------------------------------------------------

(14) Stock Option Plan and Warrants (Continued)

If compensation cost (totaling approximately $890,000), for options issued under the Plan had been determined based on the fair value at the grant dates for awards under Plan, consistent with the alternative method set forth under SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock would have been reduced on a pro forma basis as indicated below:

                                                        1 9 9 7       1 9 9 6
                                                      -----------   -----------
Year ended December 31:

Net Loss:
 As Reported                                          $(4,352,053)  $(1,156,027)
 Pro Forma                                            $(5,242,053)  $(1,156,027)

Basic and Diluted Net Loss Per Share of Common Stock:
 As Reported                                          $      (.98)  $      (.35)
 Pro Forma                                            $     (1.18)  $      (.35)

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

On March 13, 1998, the Company sold its A&E Management Corp. and The Lasko Family Kosher Tours, Inc., subsidiaries to Samuel H. Lasko for consideration aggregating $575,000 in accordance with an independent fair value opinion received by the Company, subject to the affirmative vote of shareholders at the next annual meeting. On that date the Company also entered into a management agreement with Dr. Lasko to operate and manage the business and activities of The Lasko Companies, Inc. ("TLC") which operates a restaurant business (the "Restaurant"). The agreement will terminate upon the sale or other disposition of the Restaurant or the The Lasko Companies (See Notes 3 and 17).

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

On May 29, 1998, the Company received a commitment letter from an institutional lender, to provide to the Company and its wholly-owned subsidiaries an aggregate of $6,000,000 in senior secured financing, the proceeds of which will be used for (i) repayment of existing senior indebtedness, (ii) a possible acquisition, and (iii) ongoing working capital. As of the date of this Prospectus, the new financing arrangement is being documented.

On June 25, 1998, the Company issued to a private investor $2,625,000 principal amount of 12% Convertible Subordinated Notes ("Notes"), and warrants to purchase 400,000 shares of Common Stock of the Company. The proceeds of the Notes have been added to the working capital of the Company. The Notes will be repaid from the first net proceeds, if any, received by the Company from the exercises of its $4.00 warrants at the temporary $1.25 per share exercise price. At any time subsequent to the expiration of the 60-day Temporary Exercise Period, the Notes are convertible at the option of the private investor, at the rate of one share of Common Stock for each $1.25 of principal and accrued but unpaid interest, and the warrants are exercisable at a price of $1.25 per share of Common Stock. At any time subsequent to the Temporary Exercise Period, any Notes not then converted or repaid, will be converted by the Company, into $1.25 Redeemable Convertible 8% Cumulative Preferred Stock ("Preferred Stock") of the Company. The Notes, warrants and Preferred Stock issued to the private investor are subject to anti-dilution adjustments, registration rights, interest and dividend adjustments and payment by the Company of certain fees and expenses in connection with the transaction. In addition, the Company has granted to such private investor an option expiring no later than December 31, 1998, to purchase 500,000 shares of the Company's Common Stock at a price determined on the basis of the average closing price for the Company's Common Stock for the ten trading days immediately following the expiration of the Temporary Exercise Period. See Risk Factors - Warrants Subject to Redemption; Temporary Exercise Price."

On June 25, 1998, the Company signed an agreement to acquire the assets and liabilities of a privately held south Florida company engaged in the business of processing meat, seafood and poultry. The base purchase price is $1,800,000 and is to be financed through the Company's new senior secured financing arrangement described above. Closing of this acquisition is scheduled for no later than July 31, 1998.
                 .   .   .   .   .   .   .   .   .   .   .   .