Form 10QSB/A
period 1998-03-31
TERRACE HOLDINGS INC
filed 1998-07-08
CIK 1001051

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
 As of the date of this report, the issuer had 5,270,348 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:

Check one:  Yes          No
               --------    --------

             This is page 1 of 12 sequentially numbered pages.

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
--------------------------------------------------------------------------------

Assets:
Current Assets:
  Accounts Receivable (Less Allowance for Doubtful Accounts of $62,500)     2,313,851
  Inventory                                                                   579,361
  Restricted Cash                                                              65,439
  Due on Sale of Discontinued Operations                                       90,000
  Other Current Assets                                                        247,143
                                                                           ----------
  Total Current Assets                                                      3,295,794

Furniture, Fixtures and Equipment - At Cost [Net of
  Accumulated Depreciation of $118,884]                                     1,054,589

Intangible Assets [Net of Accumulated Amortization of $141,422]             4,169,731

Net Assets of Discontinued Operations                                           7,494

Other Assets                                                                   15,178
                                                                           ----------

    Total Assets                                                           $8,542,786
                                                                           ==========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                         $2,189,743
  Accrued Expenses                                                            588,732
  Cash Overdrafts                                                             440,818
  Current Portion of Long Term Debt                                            97,940
  Line of Credit                                                            1,108,163
  Provision for Phase-Out-Costs                                                20,000
  Other Current Liabilities                                                   113,435
                                                                           ----------

 Total Current Liabilities                                                  4,558,831
                                                                           ----------

Long-Term Debt                                                                235,305
                                                                           ----------

Commitments and Contingencies                                                      --
                                                                           ----------

    Total Liabilities                                                       4,794,136
                                                                           ----------

Stockholders' Equity:
  Convertible Preferred Stock $.001 Par Value, 10,000,000
    Shares Authorized, 1,523,825 Shares Issued
    and Outstanding                                                             1,524
  Common Stock - $.001 Par Value, 25,000,000 Shares
    Authorized, 5,270,348 Issued and Outstanding                                5,270


  Additional Paid-in Capital                                                9,501,330

  Retained Earnings [Deficit]                                              (5,759,474)
                                                                           ----------

    Total Stockholders' Equity                                              3,748,650
                                                                           ----------

 Total Liabilities and Stockholders' Equity                                $8,542,786
                                                                           ==========

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                           Three months ended
                                                           ------------------
                                                               March 31,
                                                               ---------
                                                          1 9 9 8      1 9 9 7
                                                          -------      -------
Revenue                                                 $6,955,120   $        0
Cost of Sales                                            4,884,252            0
                                                        ----------   ----------
 Gross Profit                                            2,070,868            0
                                                        ----------   ----------
Operating Expenses:
 Selling, General and Administrative Expenses            1,864,706      164,469
 Provisions for Doubtful Accounts                            2,500            0
                                                        ----------   ----------
 Total Operating Expenses                                1,867,206      164,469
                                                        ----------   ----------
 Income (Loss) from Operations                             203,662     (164,469)
                                                        ----------   ----------
Other Income [Expense]:

 Interest Income                                                         11,541
 Interest Expense                                          (77,182)           0
                                                        ----------   ----------
 Other [Expense] Income  - Net                             (77,182)      11,541
                                                        ----------   ----------
 Income (Loss) from Continuing Operations                  126,480     (152,928)
                                                        ----------   ----------
 Discontinued Operations:
 Income (Loss) from Discontinued Operations                  7,494     (248,476)
 Net Income (Loss)                                      $  133,974   $ (401,404)
                                                        ==========   ==========
 Income (Loss) Per Share of Common Stock
  Income (Loss) from Continuing Operations              $      .03         (.03)
  Income (Loss) from Operations of Discontinued
    Business Segments (Net of Income Tax of $ 0.)              -0-         (.06)

  Basic Net Income (Loss) Per Share of Common Stock     $      .03   $     (.09)
                                                        ==========   ==========

  Diluted Net Income (Loss) Per Share of Common Stock   $      .02   $     (.09)
                                                        ==========   ==========

 Weighted Average Shares of Common Stock Outstanding     5,111,383    4,306,400
                                                        ==========   ==========

See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                         Three months ended
                                                         ------------------
                                                              March 31,
                                                              ---------

                                                         1 9 9 8     1 9 9 7
                                                         -------     -------
Operating Activities:
 Net Income                                             $ 126,480   $(152,928)
                                                        ---------   ---------
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation, Amortization                               99,407
  Provision for Doubtful Accounts                           2,500

 Changes in Assets and Liabilities:
  [Increase] Decrease in:
   Accounts Receivable                                   (444,853)
   Inventory                                             (298,903)
   Other Current Assets                                  (139,319)
   Due from Related Party                                 122,752
   Other Assets                                           (35,601)

  Increase [Decrease] in:
   Accounts Payable                                     1,297,002
   Accrued Expenses                                      (189,625)
                                                        ---------   ---------
  Total Adjustments                                       413,360
                                                        ---------   ---------

 Net Cash - Operating Activities                          539,840   (152,928)
                                                        ---------   ---------
Investing Activities:

 Acquisition of Assets                                   (274,086)
 Purchase of Business Net of Cash Acquired               (340,814)
                                                        ---------   ---------

 Net Cash - Investing Activities                         (614,900)
                                                        ---------   ---------
Financing Activities:
 Restricted Cash                                           72,262
 Proceeds from Notes Payable                              132,464
 Cash Overdrafts                                           68,367
 Line of Credits                                         (245,921)
 Current Portion of Long Term Debt                        (64,430)
 Proceeds from Warrants Exercised                         156,250
 Payments of Term Loan                                    (16,667)
 Payment of Demand Notes Payable                          (27,265)
                                                        ---------   ---------

 Net Cash- Financing Activities                            75,060

 Net [Decrease] Increase in Cash and Cash Equivalents           0   (152,928)


TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                                 Three months ended
                                                                 ------------------
                                                                      March 31,
                                                                      ---------

                                                                 1 9 9 8     1 9 9 7
                                                                 -------     -------
Discontinued Operations:
 Income from Discontinued Operations                                7,494     (248,476)
 Adjustments to Reconcile Income to Net Cash
Provided by Discontinued Operations: Depreciation                   9,614       52,968
                                                                 --------   ----------
 Changes In Net Assets & Liabilities- Discontinued Operations
 Current Assets                                                     2,585     (946,882)
 Current Liabilities                                              (23,950)   1,038,190
                                                                 --------   ----------
 Investing Activities- Discontinued Operations
 Acquisition of Assets                                             (2,703)     (59,837)
                                                                 --------   ----------
 Financing Activities - Discontinued Operations
 Payment of Demand Notes Payable                                               (19,408)

Net Cash- Discontinued Operations                                  (6,960)    (336,373)

Cash and Cash Equivalent  Beginning of Period                      (6,960)   1,570,907
                                                                 --------   ----------
Cash and Cash Equivalent  End of Period                                 0    1,234,534
                                                                 ========   ==========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the periods for:
  Interest                                                       $ 77,182   $   36,719
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

[2] Income Per Share

Income per share of common stock is based on weighted average number of common shares outstanding for each period presented. Potential common shares are included if dilutive. Income from diluted calculations takes into effect the common shares issued in connection with the private placement the Company commenced in July 1997. The Company has 5,270,348 (5,111,383 on a weighted average basis) shares outstanding as well as 1,523,825 shares of Preferred Stock (convertible into two shares of common for each share of preferred) totaling 8,159,033 shares of Diluted Common Shares outstanding. The proceeds from the private placement were used in the purchase of A-One-A Produce. The Preferred Stock converts in July 1998 to the Company's Common Stock.

[3] Common Stock

At March 31, 1998, 5,270,348 shares of the Company's Common Stock were issued and outstanding.

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

                            TERRACE HOLDINGS, INC.
                            (Registrant)




Dated: July 10, 1998        By: /s/ Jonathan S. Lasko
       ------------------       ------------------------------------------------
                                    Jonathan S. Lasko, President



Dated: July 10, 1998        By: /s/ Mario J. Jacobs
       ------------------       ------------------------------------------------
                                    Mario J. Jacobs, Principal Financial Officer