Form 10QSB
period 1998-06-30
TERRACE HOLDINGS INC
filed 1998-08-19
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number  0-27132


                            Terrace Holdings, Inc.
               ------------------------------------------------
             (Exact name of Small Business Issuer in its Charter)


                Delaware                                    65-0594270
------------------------------------------          ---------------------------
     (State or Other Jusisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)


1351 N.W. 22nd Street, Pompano Beach, Florida                  33069
---------------------------------------------       ---------------------------
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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.   Yes   X       No
                                                           -------     -------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes         No
                                                   -------    -------


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of the date of this report, the issuer had 5,270,348 shares of its common stock issued and outstanding.


Transitional Small Business Disclosure Format:

Check one:  Yes          No
               --------    --------


               This is page 1 of ___ sequentially numbered pages.

TERRACE HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended June 30, 1998
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------



                                                                      Page
                                                                      ----
Part I.  FINANCIAL INFORMATION

Item 1: Financial Statements

     Consolidated Balance Sheet as at June 30, 1998 (Unaudited).......  1

     Statements of Operations for the three and six month
     periods ended June 30, 1998 and 1997 (Unaudited).................  2

     Statements of Cash Flow for the six months ended
     June 30, 1998 and 1997 (Unaudited)...............................  3 & 4

     Notes to Financial Statements....................................  5  -  7

Item 2:       Management's Discussion and Analysis....................  8 & 9

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..............................  10

     Signatures.......................................................  11








                          . . . . . . . . . . . . . .

Item 1.
TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
TERRACE HOLDINGS, INC
CONSOLIDATED BALANCE SHEET AT JUNE 30, 1998
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                              $    793,159
   Accounts Receivable (Less Reserve for Doubtful Accounts of $118,000)      2,136,865
   Inventory                                                                   556,625
   Restricted Cash                                                              94,497
   Current Portion of Note Due from Officer                                     53,000
   Other Current Assets                                                        463,459
                                                                          ------------

   Total Current Assets                                                      4,097,605

Equipment, Furniture and Fixtures - At Cost (Net of
   Accumulated Depreciation of $176,711)                                     1,270,353

Intangible Assets (Net of Accumulated Amortization of $206,167)              4,537,811

Note Due from Officer                                                          106,000

Other Assets                                                                   180,000
                                                                          ------------

   Total Assets                                                           $ 10,191,769
                                                                          ============

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                       $  1,818,596
   Accrued Expenses                                                            634,900
   Current Portion of Long Term Debt                                           182,321
   Line of Credit                                                            1,064,729
   Term Loan                                                                    50,000
   Other Current Liabilities                                                    87,499
                                                                          ------------

   Total Current Liabilities                                                 3,838,045

Long-Term Debt                                                                 209,745
Convertible Subordinated Notes                                               2,625,000

Commitments and Contingencies                                                      --
                                                                          ------------

   Total Liabilities                                                         6,672,790

Stockholders' Equity:
   Convertible Preferred Stock $.001 Par Value, 10,000,000
     Shares Authorized, 1,523,825 Shares Issued and Outstanding                  1,524
   Common Stock - $.001 Par Value, 25,000,000 Shares
     Authorized, 5,270,348 Issued and Outstanding                                5,270

   Additional Paid-in Capital                                                9,501,330
   Retained Earnings (Deficit)                                              (5,989,145)
                                                                          ------------

   Total Stockholders' Equity                                                3,518,979
                                                                          ------------

   Total Liabilities and Stockholders' Equity                             $ 10,191,769
                                                                          ============

See Notes to Financial Statements.

TERRACE HOLDINGS,INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                               Three months ended              Six months ended
                                                    June 30,                       June 30,
                                                    --------                       --------
                                               1998           1997            1998             1997
                                          ------------    ------------    ------------    ------------

Revenue                                   $  6,176,446            --      $ 13,429,518            --
Cost of Sales                                4,541,595            --         9,725,178            --
                                          ------------                    ------------

   Gross Profit                              1,634,851            --         3,704,340            --
                                          ------------                    ------------
Operating Expenses:
   Selling, General & Administrative         1,700,386    $    247,182       3,563,713    $    411,651
   Provisions for Doubtful Accounts            103,108            --           105,608            --
                                          ------------    ------------    ------------    ------------
   Total Operating Expenses                  1,803,494         247,182       3,669,321         411,651
                                          ------------    ------------    ------------    ------------
   Income (Loss) from Operations              (168,643)       (247,182)         35,019        (411,651)
                                          ------------    ------------    ------------    ------------
Other Income (Expense)
   Royalty Income                               26,000            --            26,000            --
   Interest Income                               3,180          10,171           3,180          21,712
   Interest Expense                            (82,743)           --          (159,925)           --
                                          ------------    ------------    ------------    ------------
   Other Income (Expense), Net                 (53,563)         10,171        (130,745)         21,712
                                          ------------    ------------    ------------    ------------
Income (Loss) from
   Continuing Operations                      (222,206)       (237,011)        (95,726)       (389,939)
                                           ------------    ------------    ------------    ------------
Income (Loss) from
   Discontinued Operations                      (7,465)        438,044              29         189,568
                                          ------------    ------------    ------------    ------------
 Net Income (Loss)                        $   (229,671)   $    201,033    $    (95,697)   $   (200,371)
                                          ============    ============    ============    ============

Income (Loss) Per Share of Common Stock
   (Loss) from Continuing Operations      $       (.04)   $       (.05)   $       (.02)   $       (.09)
   Income from Discontinued Operations
     (Net of Income Tax of $0.)           $       --      $        .10    $       --      $        .04
                                          ------------    ------------    ------------    ------------
  Basic Net Income (Loss)
    Per Share of Common Stock             $       (.04)   $        .05    $       (.02)   $       (.05)
                                          ============    ============    ============    ============


  Diluted Net Income (Loss)
    Per Share of Common  Stock            $       (.04)   $        .05    $       (.02)   $       (.05)
                                          ============    ============    ============    ============


Weighted Average Shares of Common Stock      5,262,106       4,306,400       5,187,161       4,306,400
                                          ============    ============    ============    ============



See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                            Six months ended
                                                                                 June 30,
                                                                     -----------------------------
                                                                         1998              1997
                                                                     -----------        ----------

Operating Activities:
   Loss from Operations                                              $   (95,726)       $ (389,939)
                                                                     -----------        ----------
   Adjustments to Reconcile Loss from Operations
     Net Cash Provided by Operating Activities:
     Depreciation and Amortization                                       225,265
     Increase in Reserve for Doubtful Accounts                            58,000

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                                              (325,667)
       Inventory                                                        (276,167)
       Other Current Assets                                             (355,636)
       Due from Related Party                                            122,752
       Due from Officer                                                 (159,000)
       Due on Sale of Discontinued Operations                             90,000
       Other Assets                                                     (165,754)

     Increase (Decrease) in:
       Accounts Payable                                                  925,854
       Accrued Expenses and other Current Liabilities                   (153,491)
                                                                     -----------        ----------
     Total Adjustments                                                   (13,844)
                                                                     -----------        ----------
   Net Cash - Operating Activities                                      (109,570)         (389,939)
                                                                     -----------        ----------
Investing Activities:
   Acquisition of Equipment, Furniture & Fixtures                       (712,316)
   Purchase of Business Net of Cash Acquired                            (745,948)
                                                                     -----------
   Net Cash - Investing Activities                                    (1,458,264)
                                                                     -----------

Financing Activities:
   Restricted Cash                                                        43,204
   Proceeds from Subordinated Convertible Notes                        2,625,000
   Cash Overdrafts                                                      (372,451)
   Line of Credits                                                      (289,355)
   Current Portion of Long Term Debt                                      19,951
   Proceeds from Warrants Exercised                                      156,250
   Net Long-term Debt Borrowing                                          178,365
                                                                     -----------
   Net Cash-Financing Activities                                       2,360,964
                                                                     -----------

   Net (Decrease) Increase in Cash and Cash Equivalents                  793,130          (389,939)
                                                                     -----------        ----------

TERRACE HOLDINGS, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                            Six months ended
                                                                                 June 30,
                                                                     -----------------------------
                                                                         1998              1997
                                                                     -----------        ----------

Discontinued Operations:
   Income from Discontinued Operations                                        29           189,568
   Adjustments to Reconcile Income to Net Cash
   Provided by Discontinued Operations:
      Depreciation & Amortization                                            --            186,283

   Changes In Net Assets & Liabilities:
     Current Assets                                                          --         (1,403,236)
     Current Liabilities                                                     --            252,533
                                                                                       -----------

  Investing Activities:
     Acquisition of Assets                                                   --            (19,699)
     Purchase of Business Net of Cash Acquired                               --            (40,138)
                                                                                      ------------

 Financing Activities:
     Payment of Demand Notes Payable                                         --            (39,283)
                                                                                      ------------

Net Cash- Discontinued Operations                                             29           873,972

Cash and Cash Equivalent - Beginning of Period                               --          1,570,907
                                                                     -----------      ------------

Cash and Cash Equivalent - End of Period                             $   793,159      $    306,996
                                                                     ===========      ============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                        $   165,689      $     71,100
     Taxes                                                                   --       $     32,205


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During the six months ended June 30, 1998, the Company issued 138,948 shares of common stock in connection with the acquisition of Fresh Inc.


See Notes to Financial Statements.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------



(1) Basis of Reporting

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary in order to make the financial statements not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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


(2) Income Per Share

Income per share of common stock is based on weighted average number of common shares outstanding for each period presented. There were no potential common shares included as they were all considered to be anti-dilutive. Securities that could potentially dilute earnings per share in the future include convertible preferred stock, common stock purchase warrants and options to purchase common stock representing approximately 10,805,800 common shares. The Company has 5,270,348 (5,187,161 on a weighted average basis) shares outstanding as well as 1,523,825 shares of Preferred Stock (convertible into two shares of common for each share of preferred) totaling 8,234,811 shares of Diluted Common Shares outstanding. The Preferred Stock converts to the Company's Common Stock in July 1998.


(3) Common Stock

At June 30, 1998, 5,270,348 shares of the Company's Common Stock were issued and outstanding.


(4) Inventories

Inventories consist of produce, grocery dry goods and dairy products for its foodservice distribution and its vegetable precut businesses and are stated at the lower of cost (determined by the first-in, first-out method) or market.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)


(5) Convertible Subordinated Notes

As of June 25, 1998, the Company issued to a private investor $2,625,000 principal amount of 12% Convertible Subordinated Notes ("Notes") and warrants to purchase 400,000 shares of Common Stock of the Company. The Notes are convertible at the rate of one share for each $1.25 of principal and accrued but unpaid interest. The warrants are exercisable at a price of $1.25 per share. The Notes and warrants are convertible and exercisable, respectively, at any time subsequent to the expiration of a 60-day "Temporary Exercise Period" being offered to holders of the Company's publicly traded warrants to purchase Common Stock. During the Temporary Exercise Period, such holders are offered the opportunity to exercise their warrants at $1.25 per share, rather than the $4.00 per share exercise price contained in those warrants. The proceeds of the Notes have been added to the working capital of the Company.

The Notes will be repaid from the first net proceeds, if any, received by the Company from the exercise of its $4.00 warrants at the temporary $1.25 per share exercise price. To the extent the Notes are not so repaid, the Company has the right to convert the Notes into a series of Convertible 8% Cumulative Preferred Stock ("Preferred Stock"). The Notes, warrants and Preferred Stock issued to the private investor are subject to anti-dilution adjustments, registration rights, interest and dividend adjustments and payment by the Company of certain fees and expenses in connection with the loan transaction.


(6) Commitments

In connection with the acquisition of A-One-A Produce & Provisions, Inc., the Company entered into 5-year employment agreements with two officers, effective July 1, 1997, and ending July 30, 2002. The employment agreements call for aggregate annual compensation of $240,000.

In connection with the Bay Purveyors acquisition, A-One-A entered into a 5-year employment agreement effective September 1, 1997 with an upper level manager for a base salary of $65,000 per year.

The Company has an employment agreement with Jonathan S. Lasko, through August 31, 2000, for a base salary of $125,000 per year. Additionally, the agreement was amended to provide that certain other benefits be made available to the executive.


(7) Incorporation of New Subsidiary

On June 4, 1997 the Company incorporated Terrace Fresh Inc. as a wholly owned subsidiary to operate the business of A-One-A's affiliate, Fresh. The Registrant consummated its purchase of Fresh, Inc. on February 2, 1998, effective as of January 1, 1998. In consideration for the purchase, the company paid $105,000 in cash and issued 138,948 shares of common stock valued at $270,000.

The acquisition of Fresh Inc. was accounted for as a purchase, effective January 1, 1998. The operations of Fresh Inc. are included in the Company's results of operations from that date.

The cost in excess of net assets acquired recorded for the acquisition is to be amortized over 20 years using the straight-line method.


(8) No Comparable Results for 1997 Periods

In November 1997, the Company's management decided to dispose of certain of its subsidiaries: including its Restaurant, Catering and Hospitalilty businesses. These operations which represented all of the Company's operations in 1997 were discontinued as of year-end and therefore there are no comparable results for 1997 periods.

TERRACE HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
(UNAUDITED)



 (9) Subsequent Events

Acquisition of Banner Beef and Seafood Co., Inc. - On July 15, 1998, the Company acquired all of the operating assets and liabilities of Banner Beef and Seafood Company, Inc. ("Banner"). As consideration for the acquisition, the Company paid Banner $1,800,000 in cash. The acquisition will be accounted for as a purchase effective July 17, 1998. The operations of the Banner business will be included in the Company's results of operations from that date. The excess of purchase price over the book value of the net assets acquired will be allocated to property and equipment based upon an independent appraisal.

Financing Arrangement - In July 1998, the Company and its subsidiaries secured a financing agreement with a bank under which the bank agreed to provide a revolving loan subject to available collateral to a maximum of $4,000,000. The loan is collateralized by virtually all assets of the Company and accrues interest at .5% over the bank's prime lending rate.

The Company and its subsidiaries also obtained a term note from the same bank in the principal amount of $2,000,000. The note is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 2001, with the remaining balance then due. The loan is collateralized by virtually all assets of the Company.









                              . . . . . . . . . .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The Company operates in the distribution and processing of fresh produce and dairy segments of the food industry. All of the companies non-core businesses have been divested as of the end of the second quarter of 1998. The Company's continuing operations comprise two subsidiaries. A-One-A Produce & Provisions, Inc. distributes fresh produce and dairy products to foodservice, and export customers throughout South Florida. Fresh, Inc. is the value-added produce processing subsidiary of the Company. Fresh, Inc. cleans, cuts and prepares ready to use produce and sells its products through A-One-A's sales and distribution facility. The Company intends to continue its growth plan as a distributor and added value processor in the food industry as illustrated by its recent acquisition of Banner Beef and Seafood Co., Inc. in Miami. The Company's revenues for the six months ended June 30, 1998 were approximately $13,429,000 with a net loss from continuing operations of approximately $95,700. The Company's net loss for the six months resulted from several aspects of its growth within the continuing operations:

Computer System Upgrade - During the second quarter the Company implemented a new computer system for its warehouse, distribution and processing operations. In addition to the capital investment in the technology upgrade, substantial training and initial operational start-up expense was incurred. This computer implementation has been completed and management believes efficiencies from the computer system will be realized.

Warehouse upgrade and logistics software - During the second quarter of 1998 the Company took measures to realize greater efficiencies in the warehousing and distribution of its products. The 57,000 square foot facility was slotted by pallet location to properly receive, store and ship merchandise for its produce operation. This locating system is intended to reduce mispulls and misrotation of product which should in turn reduce the cost of redistribution caused by warehousing errors. In addition the Company purchased logistics software, which is specifically formatted to route the distribution fleet in a financially and customer service efficient manner. As the Company continues to refine this software use to its specifications, further expense reduction should be realized.

Dairy Division and Fleet Upgrade - In the first quarter of 1998, the Company began the rollout of the foodservice and export dairy division. Management with the knowledge and expertise in this specific segment of the industry, was hired. Sales for this new division were approximately $1,000,000 for the first six months of 1998. In order to continue to properly maintain the appropriate distribution temperature for both dairy and produce, the Company is in the process of upgrading its fleet of distribution vehicles. The upgrade process should be complete by the end of 1998. This fleet upgrade should position the Company for continued growth in the perishable commodity distribution arena.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS, Sheet #2
--------------------------------------------------------------------------------


Provisions For Doubtful Accounts - The Company increased its provision for doubtful accounts during the second quarter of 1998 by approximately $100,000 in order to provide for a number of dry grocery accounts. Management believes that this provision is sufficient to cover these accounts and going forward this account will be reduced to lower historical rates as greater credit control standards are put into place.

Each of the improvement programs discussed above play an integral part in the Company's plan for rapid growth in both sales and profitability. The costs associated with the implementation of these programs had a significant impact on the Company's performance during the first six months of 1998. The recent upgrades to the Company's information systems and warehousing operations will provide a basis for expense reduction, increased operational efficiencies and improved profitability. The recent acquistion of Banner Beef and Seafood Co., Inc. has furthered the Company's expansion plan in the "value added" processing of food products business. In accordance with this plan, the Company's non-core subsidiaries have been divested as of the end of this six month period. All of the Company's resources are now focused on the continued expansion through internal sales growth and possible acquisitions. Management expects to realize a positive contribution to earnings from continued sales growth.


Discontinued Operations

Lasko Family Kosher Tours & A & E Management Corp.

Effective January 1, 1998 the Company sold its Hospitality and catering operations to Dr. Samuel Lasko, the Company's President. Dr. Lasko has agreed to resign his position as President and as a member of the Board of Directors upon shareholder approval of the transaction. In connection with the sale of these subsidiaries Dr. Lasko has surrendered his employment agreement gave the Company a three-year note for $159,000. This consideration equalled the independent fair market value of these the businesses. Management decided in November of 1997 to dispose of these businesses and concentrate on its core businesses of distribution and processing of fresh produce and other goods. The hospitality and catering operations were discontinued as of year end of 1997 and therefore there are no comparable results for the first six months of 1998.


The Lasko Companies, Inc. (Terrace Oceanside Restaurant)

On May 29, 1998, the Company sold the Terrace Oceanside Restaurant, the last non-core subsidiary to an unaffiliated third party. All of the contractual liabilities of this company were assumed by the Purchaser. Minimal future costs are expected as a result of the divestiture of this business.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         (3)(i) Articles of Incorporation *
         ----------------------------------

         (3)(ii) By-laws *
         -----------------

         (4) Instruments defining the rights of holders *
         ------------------------------------------------

         (10) Material Contracts **
         --------------------------

--------------------------------------

*        Incorporated  by  this  reference  to  the  Registrant's   registration
         statements # 33-96892-A and 333-45195

** All material contracts presently in full force and effect have been heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to its Form 10-KSB, which was filed with the Commission April 15,1996.



(b)  Reports on Form 8-K

         The Registrant filed a Report on Form 8-K dated July 30, 1998, for the purpose of reporting its purchase of all of the operating assets and liabilities of Banner Beef and Seafood Co., Inc. The Registrant also filed two reports on Form 8-K/A both dated April 28, 1998, for the purpose of reporting pro forma financial information as it related to the 1997 acquisition of A-One-A Produce and the sale of the Deering Ice Cream business in December 1997, respectively.

 SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TERRACE HOLDINGS, INC.
                             (Registrant)



Dated:  August 18, 1998                By: /s/Jonathan S. Lasko
                                          ----------------------------
                                              Jonathan S. Lasko,
                                           Executive Vice President &
                                            Chief Operating Officer



Dated:  August 18, 1998                By: /s/William P. Rodrigues, Jr.
                                           -----------------------------
                                              William P. Rodrigues, Jr.,
                                             Principal Financial Officer