Form 10QSB
period 1998-09-30
TERRACE HOLDINGS INC
filed 1998-11-20
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number  0-27132


                            Terrace Food Group, Inc.
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


                             Terrace Holdings, Inc.
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of the date of this report, the issuer had 8,548,905 shares of its common stock issued and outstanding.


Transitional Small Business Disclosure Format:

Check one:  Yes          No    X
               --------    --------


               This is page 1 of 14 sequentially numbered pages.

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended September 30, 1998
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

                                                                                Page
                                                                                ----
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements
         Consolidated Balance Sheet as at September 30, 1998 (Unaudited)....        3

         Statements of Operations for the three and nine month periods
         ended September 30, 1998 and 1997 (Unaudited)......................        4

         Statements of Cash Flow for the nine months ended
         September 30, 1998 and 1997 Unaudited..............................    5 & 6

         Notes to Financial Statements......................................   7 - 10

Item 2:  Management's Discussion and Analysis...............................  11 & 12

Part II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K...................................        13

         Signatures.........................................................        14


                             . . . . . . . . . . . .

Item 1.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 1998
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Accounts Receivable (Less Reserve for Doubtful Accounts of $131,738)   $  4,020,933
   Inventory                                                                 1,536,189
   Restricted Cash                                                              34,893
   Current Portion of Note Receivable                                           53,000
   Other Current Assets                                                        550,476
                                                                          ------------

   Total Current Assets                                                      6,195,491

Equipment, Furniture and Fixtures - At Cost
   (Net of Accumulated Depreciation of $2,801,520)                           3,649,722

Intangible Assets (Net of Accumulated Amortization of $312,700)              4,834,933

Note Receivable                                                                106,000
                                                                          ------------

   Total Assets                                                           $ 14,786,146
                                                                          ============

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable                                                       $  3,659,046
    Bank Overdraft                                                             445,421
   Accrued Expenses                                                            866,249
   Current Portion of Long-Term Debt                                           471,826
   Line of Credit                                                            1,898,494
                                                                          ------------

   Total Current Liabilities                                                 7,341,036

Long-term Debt                                                               2,018,982
Convertible Subordinated Notes                                               2,625,000
                                                                          ------------

   Total Liabilities                                                        11,985,018
                                                                          ------------

   Commitments and Contingencies

Stockholders' Equity:
   Common Stock - $.001 Par Value, 25,000,000 Shares
      Authorized, 8,498,905 Issued and Outstanding                               8,499

   Additional Paid-in Capital                                                9,725,757
   Accumulated Deficit                                                      (6,933,128)
                                                                          ------------

   Total Stockholder's Equity                                                2,801,128
                                                                          ------------

   Total Liabilities and Stockholders' Equity                             $ 14,786,146
                                                                          ============

See Notes to Financial Statements

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                     Three months ended              Nine months ended
                                                     ------------------              -----------------
                                                        September 30,                   September 30,
                                                        -------------                   -------------

                                                     1998            1997            1998            1997
                                                 ------------    ------------    ------------    ------------

Revenue                                          $  7,960,569    $  3,574,304    $ 21,390,087    $  3,574,304
Cost of Sales                                       6,219,064       2,671,090      15,944,242       2,671,090
                                                 ------------    ------------    ------------    ------------

   Gross Profit                                     1,741,505         903,214       5,445,845         903,214
                                                 ------------    ------------    ------------    ------------

Operating Expenses:
   Selling, General & Administrative                2,509,499       1,130,960       6,073,212       1,538,664
   Provision for Doubtful Accounts                     32,000            --           137,608            --
                                                 ------------    ------------    ------------    ------------
   Total Operating Expenses                         2,541,499       1,130,960       6,210,820       1,538,664
                                                 ------------    ------------    ------------    ------------

   Loss from Operations                              (799,994)       (227,746)       (764,975)       (635,450)
                                                 ------------    ------------    ------------    ------------

Other Income (Expense)
Royalty Income                                         27,500            --            53,500            --
Interest Income                                         4,189           2,105           7,369          23,817
Interest Expense                                     (160,767)        (28,556)       (320,692)        (32,502)
                                                 ------------    ------------    ------------    ------------

   Other (Expense), Net                              (129,078)        (26,451)       (259,823)         (8,685)
                                                 ------------    ------------    ------------    ------------

Loss from Continuing Operations                      (929,072)       (254,197)     (1,024,798)       (644,135)

Income (Loss) from Discontinued Operations            (14,911)       (128,821)        (14,882)         60,746
                                                 ------------    ------------    ------------    ------------

   Net Loss                                      $   (943,983)   $   (383,018)   $ (1,039,680)   $   (583,389)
                                                 ============    ============    ============    ============

Income (Loss) Per Share of Common Stock
   Loss from Continuing Operations               $       (.13)   $       (.06)   $       (.18)   $       (.14)
    Income (Loss) from Discontinued Operations           --              (.03)           --               .01
                                                 ------------    ------------    ------------    ------------

Basic and Diluted Net Income (Loss) Per Share
   of Common Stock                               $       (.13)   $       (.09)   $       (.18)   $       (.13)
                                                 ============    ============    ============    ============


Weighted Average Shares of Common Stock             7,153,976       4,498,066       5,675,127       4,498,066


See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Nine months ended
                                                                     -----------------
                                                                        September 30,
                                                                        -------------
                                                                      1998          1997
                                                                   ----------    ----------
Operating Activities:
   Loss from Continuing Operations                               $ (1,024,798)  $  (254,197)
                                                                   ----------    ----------

   Adjustments to Reconcile (Loss) to Net Cash
   (Used For) Provided by Operating Activities

     Depreciation and Amortization                                    425,669       117,761
     Increase in Reserve for Doubtful Accounts                         71,738          --

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
      Accounts Receivable                                          (1,788,726)   (1,226,503)
      Inventory                                                      (457,198)     (997,429)
      Other Current Assets                                           (382,084)   (1,116,118)
      Due from Related Party                                          122,752          --
      Notes Receivable                                               (159,000)         --
      Due on Sale of Discontinued Operations                           90,000
      Other Assets                                                     14,442      (468,241)

   Increase (Decrease) in:
      Accounts Payable                                              2,101,003     1,749,240
      Accrued Expenses and other Current Liabilities                   93,431        80,380
      Deferred Revenue                                                   --        (130,112)
                                                                   ----------    ----------
   Total Adjustments                                                  132,027    (1,991,022)

   Net Cash - Operating Activities                                   (892,771)   (2,245,219)
                                                                   ----------    ----------

Investing Activities:
   Acquisition of Equipment, Furniture & Fixtures                    (991,160)   (1,221,445)
   Purchase of Business Net of Cash Acquired                       (3,199,440)   (3,108,708)
   Increase in Intangible Assets                                     (693,573)      (19,699)
                                                                   ----------    ----------
   Net Cash - Investing Activities                                 (4,884,173)   (4,349,852)

Financing Activities:
   Reduction in Restricted Cash                                       102,808          --
   Proceeds from Subordinated Convertible Notes                     2,625,000          --
   Cash Overdrafts                                                     53,400          --
   Net Borrowings Under Line of Credits                               544,410          --
   Proceeds From Warrants Exercised                                   218,750          --
   Net Long-term Debt Borrowing                                     2,247,058          --
   Proceeds from Demand Notes Payable                                    --       2,492,713
   Proceeds from Issuance of Common Stock                                --       2,800,000
                                                                   ----------    ----------

   Net Cash-Financing Activities                                    5,791,426     5,292,713
                                                                   ----------    ----------

   Net (Decrease) Increase in Cash and Cash
      Equivalents - Operations                                         14,482    (1,302,358)
                                                                   ----------    ----------


TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Nine months ended
                                                                     -----------------
                                                                        September 30,
                                                                        -------------
                                                                      1997          1998
                                                                   ----------    ----------

   Net (Decrease) Increase in Cash and Cash Equivalents -
   Discontinued Operations                                            (14,482)      (111,259)

   Cash and Cash Equivalents - Beginning of Period                $      - 0 -      1,570,907
                                                                  ------------    -----------

   Cash and Cash Equivalents - End of Period                      $      - 0 -    $   157,290
                                                                  ============    ===========


Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods For:

   Interest                                                          $233,112       $149,177
   Taxes                                                                 - 0 -          - 0 -



Supplemental Disclosures of Non-Cash Investing and Financing Activities:

During the nine months ended September 30, 1998, the Company issued 138,948 shares of common stock in connection with the acquisition of Fresh, Inc., 30,000 shares of common stock associated with the acquisition of Banner Beef and 100,907 of common stock to satisfy an outstanding liability incurred in conjunction with the acquisition of Down East Frozen Desserts.

See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

The  accompanying   unaudited  consolidated  financial  statements  include  the
accounts  of  Terrace  Food  Group,  Inc.  and  subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1997 included in the Terrace Holdings, Inc. 10-KSB.


(2)      Name Change

In August, 1998 the Company's shareholders approved the change of the Company's name to Terrace Food Group, Inc.


(3)      Income Per Share

Income per share of common stock is based on weighted average number of common shares outstanding for each period presented. There were no potential common shares included as they were all considered to be anti-dilutive. Securities that could potentially dilute earnings per share in the future include common stock purchase warrants and options to purchase common stock representing approximately 7,888,000 Common Shares. The Company has 8,498,905 shares of Common Stock issued and outstanding at September 30, 1998. On July 31, 1998, all of the Company's outstanding Preferred Stock, 1,523,825 shares, automatically converted at the rate of two Common Shares for each Preferred Share into 3,047,650 shares of the Company's Common Stock.


(4)      Inventories

Inventories for the Company's Foodservice distribution and vegetable precut business include produce, grocery dry goods, and dairy products. Banner Beef & Seafood, Inc. inventories include raw meat and seafood, other ingredients and processed products. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------

(5)      Convertible Subordinated Notes

On June 25, 1998, the Company issued to a private investor $2,625,000 principal amount of 12% Convertible Subordinated Notes ("Notes), and warrants to purchase 400,000 shares of Common Stock of the Company. The proceeds of the Notes have been added to the working capital of the Company. The Notes will be repaid from the first net proceeds, if any, received by the Company from the exercises of its $4.00 warrants at the temporarily reduced exercise price of $1.00, during the 60-day period ending December 4, 1998. At any time after December 4, 1998, the Notes are convertible at the option of the private investor, into Common Stock of the Company at a rate of the lower of $1.00 per share, or a rate based on the market price of the Company's Common Stock during the 30 trading days prior to that date. The exercise price of the Warrants is calculated identically to the conversion rate of the Notes. At any time subsequent to the Temporary Exercise Period, any Notes not then converted or repaid, will be converted by the Company, into $1.25 Redeemable Convertible 8% Cumulative Preferred Stock ("Preferred Stock") of the Company. The Notes, Warrants and Preferred Stock issued to the private investor are subject to anti-dilution adjustments, registration rights, interest and dividend adjustments and payment by the Company of certain fees and expenses in connection with the transaction. In addition, the Company has granted to such private investor an option expiring no later than December 31, 1998 to purchase 500,000 shares of the Company's Common Stock.


(6)      Acquisition of Banner Beef and Seafood

On July 15, 1998, the Company acquired the assets and substantially all the liabilities of Banner Beef and Seafood Co., Inc. ("Banner") a South Florida company engaged in the business of processing meat, seafood and poultry. The base cash purchase price was $1,800,000 plus the assumption of debt of $670,536, which was immediately paid off. The acquisition was accounted for as a purchase effective July 17, 1998. The operations of Banner Beef and Seafood Co., Inc. have been included in the Company's results of operations from that date. The excess purchase price is allocated to property and equipment based upon independent appraisals.

As part of the acquisition, the Company entered into a five year Employment Agreement with its Operations Vice President at an annual base salary of $200,000.

In addition, the Company has entered into a five-year lease for a building located in Hialeah, Florida, which Banner uses as a processing facility. During the term of the lease, the Company has an option to purchase this property for the lesser of $1,270,000 or its independently appraised value.

The following pro forma information presents the results of the combined operations of Terrace Food Group, Inc. and Banner as if the acquisition had occurred at the beginning of each fiscal year and were carried forward through the period presented. The amounts presented for 1997 include the results of operations of A-One-A Produce and Provisions, Inc. on a pro forma basis for the first six months of that year. The pro forma information may not be indicative of the results that actually would have occurred had the acquisitions been effective January 1, 1997 or may be obtained in the future.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #3
(UNAUDITED)
--------------------------------------------------------------------------------

                                                 Nine months ended
                                                 -----------------
                                                   September 30,
                                                   -------------
                                                 1997            1998
                                             ------------    ------------

   Total Revenue                             $ 24,211,390    $ 16,486,919

   Net Loss                                  $ (1,476,319)   $ (1,363,701)

   Net Loss Per Share                        $       (.26)   $       (.30)
                                             ============    ============


(7)  Financing Arrangements

In July 1998, the Company and its subsidiaries secured a financing agreement with a bank under which the bank agreed to provide a revolving loan subject to available collateral to a maximum of $4,000,000. The loan is collateralized by virtually all assets of the Company and accrues interest at .5% over the bank's prime lending rate. The Company and its subsidiaries also obtained a term loan from the same bank in the principal amount of $2,000,000. The loan is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 2001, with the remaining balance then due. The loan is collateralized by virtually all assets of the Company. At September 30, 1998 the Company is not in conformity with two convenants of the financing agreement. The Company is currently negotiating with the bank to amend the loan and security agreement to provide a waiver of these covenants.


(8)       Incorporation of New Subsidiary

On June 4, 1997 the Company incorporated Terrace Fresh, Inc. as a wholly owned subsidiary to operate the business of A-One-A's affiliate, Fresh, Inc. The Registrant consummated its purchase of Fresh, Inc. on February 2, 1998, effective as of January 1, 1998. In consideration for the purchase, the Company paid $105,000 in cash and issued 138,948 shares of common stock valued at $270,000.

The acquisition of Fresh, Inc. was accounted for as a purchase effective January 1, 1998. The operations of Fresh, Inc. are included in the Company's results of operations from that date.

The cost in excess of net assets acquired recorded for the acquisition is to be amortized over 20 years using the straight-line method.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #4
(UNAUDITED)
--------------------------------------------------------------------------------


(9)      Commitments

In connection with the acquisition of A-One-A Produce & Provisions, Inc., the Company entered into 5-year employment agreements with two of its officers, effective July 1, 1997. The employment agreements call for aggregate annual compensation of $240,000.

The Company has an employment agreement with Jonathan S. Lasko, Executive Vice President, through August 31, 2000, for a base salary of $125,000 per year. Additionally, the agreement provides that certain other benefits be made available to the Executive.


(10)  Limited Comparable Results for 1997 Periods

In November 1997, the Company decided to dispose of certain of its subsidiaries: including its Restaurant, Catering and Hospitality businesses. These operations, which represented all of the Company's operations for the first two quarters of 1997 were discontinued as of year-end. Therefore, the only comparable results for 1997 periods are for the operations of A-One-A Produce and Provision business which was acquired as of July 1, 1997.

(11)  Subsequent Event

Effective October 5, 1998, the Company temporarily reduced the price of its outstanding $4.00 warrants to $1.00 for a sixty day period expiring December 4, 1998. As of November 18, 1998, approximately $138,000 was invested pursuant to the temporary price reduction of the $4.00 warrants. In addition, as of November 18, 1998, the Company has raised additional equity of approximately $797,000 from private investors, directors, officers and other key management of the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

The Company operates in two segments of the Food Industry. It's A-One-A Produce and Provisions, Inc. subsidiary sells and distributes fresh produce and dairy products to Foodservice, export and cruise ship customers throughout South Florida. Fresh, Inc. operates a pre-cut ready to eat produce-processing facility nearby A-One-A's warehouse facility and sells its products primarily through A-One-A's marketing organization. In July of this year, the Company purchased Banner Beef and Seafood, Inc., a processor of value added meat and seafood products selling primarily to Foodservice institutional customers. The Company, in continuing with its strategy to become a major force in the distribution and processing of fresh produce, beef and seafood has positioned itself to realize profitability through continued sales growth and resulting economies of scale.


Results of Operations - Distribution
------------------------------------

A-One-A Produce and Provisions, Inc. - Three months ended September 30, 1998 compared to the three months ended September 1997.

Revenues for the period ended September 30, 1998 were approximately $6,623,000 versus $3,574,000 for the same period in 1997. This increase of approximately 85% is attributable to several factors. Management has been extremely aggressive in its selling efforts during 1998 in an attempt to gain greater market share of the Foodservice produce business in its South Florida distribution area. The Company's Foodservice sales increased by approximately 46% from the prior year. As well in July, A-One-A created a cruise ship division to service South Florida's rapidly growing cruise market. Revenues during its first three months of operation were approximately $865,000. A-One-A's operating loss for the period ended September 30, 1998 was approximately $380,000 compared to approximately $66,000 for the year prior period. This increase of $314,000 from the year prior period is a result of a large increase in the selling, marketing and operational costs incurred in accordance with its program to build a larger sales base. In September of 1997, the Company moved into its new facility and continued to incur costs associated with the larger facility. In order to realize profitability from A-One-A, the sales volume has to reach a level that will profitably support its fixed expenses in the new facility. Although the sales growth has taken longer than expected, the current sales run rate has put A-One-A in a position to realize profit from its operation for the fourth quarter of 1998 and into the future.


Processing Operations
---------------------

Fresh, Inc. - In January of 1998, the Company finalized its purchase of Fresh, Inc. a "value added" processor of fresh fruits and vegetables. Fresh, Inc.
operates a processing plant in close proximity to the A-One-A's distribution facility. This subsidiary custom cuts produce to individual customer specifications on a "just in time" basis. There is a positive trend within the Foodservice sector to reduce labor and associated costs by buying ready to use produce. Management is currently in negotiations to relocate Fresh, Inc. to a state of the art processing plant, which it feels will greatly enhance its market penetration. Management expects a positive earnings contribution from this subsidiary as revenue continues to grow.

MANAGEMENT'S DISCUSSION AND ANALYSIS, Sheet #2
--------------------------------------------------------------------------------

Banner Beef and Seafood, Inc. - In July of 1998, the Company purchased this Miami based processor of chicken, beef and seafood. With this acquisition, the Company has shown its commitment to rapid growth in the manufacturing and sales of value added food items to its customers. The Company invested capital resources in the third quarter to participate in the Country's newest and fastest growing food industry segment Home Meal Replacement (HMR). In September Banner introduced a nationwide twelve item HMR program into one of the nations largest club store chains. Management believes that although it has experienced extensive start up costs in order to roll out this program, the long term growth potential of this and other retail and institutional programs will more than overcome these initial increased expenses. Ready to eat food products and complete meals appears to be one of the fastest growing segments in the food industry. With more and more dual working households than ever before, convenience plays a major role in the dining decision. Banner with its two manufacturing facilities is currently working on other HMR programs in addition to its current products. Banner's manufacturing programs are "value added" and carry higher margins than the Company's other operations. Management believes that as the market penetration of its HMR programs, and other products currently in the retail and institutional marketplace continue to grow, Banner's contribution will have a positive impact on the Company's earnings.


Terrace Food Group (Consolidated)
---------------------------------

Sales for the three months ended September 30, 1998 were approximately $8,000,000 with a loss from continuing operations of approximately $929,000. The loss incurred by the Company during this period resulted from several factors. The Company's A-One-A subsidiary experienced much higher operating costs and lower gross profit margin resulting from its moving to its new facility its first summer season in the larger building, and the rollout of its higher volume lower margin cruise ship division. As sales reach higher levels and economies of scale are realized, the Company expects to realize immediate profits from its distribution business. In addition, the Company experienced significant startup and rollout cost associated with its recent acquisition of Banner Beef and Seafood's new Home Meal Replacement Program. The Company expects to recoup these costs and realize profitability from this and other retail programs in future periods.

Management believes that with all of its efforts and resources now clearly focused on the Company's core businesses, the short term effects it has endured from the rapid growth and expansion will ultimately result in positive net income and greater shareholder value.

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

=======================================================


* Incorporated by this reference to the Registrant's registration statements #33-96892-A and 333-45195

** All material contracts presently in full force and effect have been heretofore filed with the Commission is hereby incorporated by this reference to Registrant's registration statement #33-96892-A, and to its Form 10-KSB, which was filed with the Commission April 15, 1996.


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


                                           TERRACE FOOD GROUP, INC.
                                           (Registrant)


Dated:  November 18, 1998                  By: /s/Jonathan S. Lasko
                                               ------------------------------
                                                  Jonathan S. Lasko,
                                                  Executive Vice President &
                                                  Chief Operating Officer


Dated:  November 18, 1998                  By: /s/William P. Rodrigues, Jr.
                                               ------------------------------
                                                  William P. Rodrigues, Jr.,
                                                  Principal Financial Officer