Form 10KSB
period 1998-12-31
TERRACE FOOD GROUP INC
filed 1999-05-14
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB
(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

      for the fiscal year ended December 31, 1998.

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

      for the transition period from _________________ to ___________________

      Commission file number       0-27132

                            Terrace Food Group, Inc.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                 65-0594270
           --------                                 ----------
     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)             Identification No.)

     1325 N.W. 22nd Street, Pompano Beach, Florida     33069
     ---------------------------------------------     -----
     (Address of Principal Executive Office)          (Zip Code)

                                     (954) 917-7272
                                     --------------
               (Issuer's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:


                                                   Name of Each Exchange
           Title of Each Class                      on Which Registered
           -------------------                      -------------------

------------------------------------------   -----------------------------------

------------------------------------------   -----------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                               (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------

                               (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes               X                 No __________________

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. |X|

     Issuer's revenues for its most recent fiscal year. $31,011,197.

     Aggregate market value of the voting stock held by non-affiliates computed by reference to the price of which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
The aggregate market value on March 31, 1999: $2,291,685.

     As of December 31, 1998, the total number of shares of common stock outstanding: 948,342.

                                    PART I

ITEM 1 - DESCRIPTION OF BUSINESS

(a)       Business Development

      Terrace Food Group, Inc., a Delaware corporation (the "Registrant"), is the successor to a company organized in 1989. The Registrant currently has three wholly-owned operating subsidiaries: A-One-A Produce & Provisions, Inc. ("A-One-A Produce"), a Pompano Beach, Florida-based produce distributor that sells and distributes fresh fruit and vegetables and "dry" grocery products to hotels, restaurants, cruise lines and other businesses in the southern Florida region; Fresh, Inc. ("Fresh"), in Pompano Beach, Florida, which processes and packages fresh produce principally through A-One-A Produce; and Banner Beef & Seafood Co., Inc. ("Banner"), a Miami, Florida-based custom value-added processor of meat, seafood and poultry that manufactures and sells food service products to retail and discount supermarkets, restaurants, airlines and other industries. The Registrant acquired the business of Banner in July, 1998. The Registrant finalized the sale of its "Hospitality" and "Frozen Dessert" segments in the first half of 1998.

      Reverse Split of Common Stock. Effective March 15, 1999, the shareholders of the Registrant approved a one-for-ten reverse split of the Registrant's outstanding Common Stock. This reverse split did not affect the number of shares authorized or its par value. Therefore, unless otherwise stated explicitly, all per share and share amounts for all periods presented have been adjusted to reflect this reverse split.

     Sale of Frozen Desserts Segment. In December, 1997, the Registrant's wholly-owned subsidiary, Deering Ice Cream, Inc. ("Deering"), sold substantially all of its assets and related liabilities to a subsidiary of Fieldbrook Farms, Inc. ("Fieldbrook"), for an aggregate purchase price of $1,000,000, subject to later adjustment.

      Sale of Hospitality Segments. On March 13, 1998, A&E Management Corp. and The Lasko Family Kosher Tours, Inc., then wholly-owned subsidiaries of the
Registrant, were sold to Dr. Samuel H. Lasko, formerly President of the Registrant, effective as of January 1, 1998, for consideration aggregating $575,000 in accordance with an independent fair value opinion. The sale was ratified by the Registrant's shareholders at the 1998 Annual Meeting. Additionally, on May 29, 1998, the Registrant sold the business assets and lease of The Lasko Companies, Inc., which owned and operated The Terrace Oceanside Restaurant with an unaffiliated third party, for an aggregate sales price of $90,000 in cash.

(b)       Businesses of Issuer

Food Distribution

      A-One-A Produce distributes fresh produce, fruits and vegetables to restaurants, country clubs, hotels, airline food service and other institutional food service providers in the South Florida region. A-One-A Produce delivers seven days per week and its customers typically rely on daily deliveries. The served area reaches southward to Homestead, Florida and as far as Jupiter, Florida, to the north, principally on the east coast of the state. Service is a major component of the business' competitive strength. A-One-A Produce does not attempt to be the low cost provider, but, rather, seeks to distinguish itself as a provider of high quality products and exceptional service. Most orders are received in the afternoon and delivered the next morning. Customers are supported by a sales manager and 12 regional sales representatives to ensure optimum service and communication. A-One-A Produce operates a fleet of 33 delivery trucks, all of which are refrigerated and equipped with two-way radios.

      A-One-A Produce was founded in 1987 by Virgil D. Scarbrough and Scott Davis. Messrs. Scarbrough and Davis are now senior executives of A-One-A Produce under employment agreements expiring on June 30, 2002. See "Management - Employment Agreements and Aggregate Options Holdings." Revenue in 1998 for A-One-A Produce was approximately $27.6 million dollars.
A-One-A Produce employs approximately 154 people.

     Mr. Davis is responsible for purchasing, pricing and overall operations. Mr. Scarbrough generally is responsible for office and personnel administration. Jonathan S. Lasko, Executive Vice- President and Chief Operating Officer of the Registrant is the President and Chief Executive Officer of A-One-A Produce.

      A-One-A Produce is a member of a produce buying co-operative, Pro*Act, and is currently buying a substantial portion of its requirements through it. Purchasing is also performed directly from farmers. Pricing to customers is set on a weekly basis in accordance with market conditions. The Registrant's pricing formulas are very complex and take into effect a number of qualitative factors. Pricing is set at a detailed item by item level for each type of produce by customer. A small number of larger accounts have pricing arrangements that represent a margin above cost. Some of the Registrant's larger customers currently include TGI Friday's, Darden (Red Lobster and Olive Garden) and Apollo Ship Chandlers. No individual customer accounted for more than 10% of the Registrant's distribution sales during 1998. However, Apollo Ship Chandlers accounted for more than 10% during the second half of 1998 and is anticipated to account for 10-15% of 1999 sales.

      As of July, 1997, the Registrant acquired the assets and related liabilities of A-One-A Produce for a purchase price of $3,130,000 in cash and the issuance of a total of 50,000 shares of Common Stock. Effective January, 1998, the Registrant purchased all of the outstanding stock of A-One-A Produce's affiliate, Fresh, for $105,000 and 13,895 shares of Common Stock. Fresh supplies cut produce principally through A-One-A Produce and also to process food manufacturers directly. In addition, in September, 1997, and in January, 1998, the Registrant also acquired two smaller companies, "Bay Purveyors" and "Gourmet Distributors", which distribute dry grocery items in the south Florida region. Their businesses are also conducted as part of A-One-A Produce.

      A-One-A Produce leases a building housing its offices, warehouse and processing operations in Pompano Beach, Florida. This property is a 55,000 square foot warehouse on 3.5 acres and should allow for further expansion. The building has 24 loading docks (approximately half of which are refrigerated), 1,700 pallet locations, and includes 30,000 square feet of refrigerated warehouse space.

     Food Processing and Manufacturing. Banner has been in business since 1965 as a custom value-added processor of meat, seafood and poultry. It manufactures food products customized to customer specifications for the retail and discount store, airline, restaurant and other industries. In addition, Banner manufactures a full line of products for the "Home Meal Replacement" market which is believed to be one of the fastest growing sectors in the food processing industry. The Registrant has spent extensive time and resources on the creation and manufacturing of first class items to meet this demand. Since Home Meal Replacement has recently taken a leading role in the market, as an alternative to the traditional uncooked meat and seafood products, Banner's now provides Home Meal Replacement products as a high quality meal solution. The Registrant believes this emerging sector will continue to grow at a rapid pace as the demand for convenient time saving meal opportunities expand even further.

      On July 15, 1998, the Registrant acquired substantially all of the assets and assumed substantially all the liabilities of Banner for an aggregate purchase price of approximately $2,652,000. The acquisition was financed with a portion of the funds received through a credit facility with a bank and the issuance of Convertible Subordinated Notes. In connection with the acquisition of Banner, the Registrant hired Mr. Manuel Jimenez as a vice president of Banner. Mr. Jimenez was a shareholder of Banner Beef and Seafood Co., Inc. prior to its acquisition by the Registrant and was its Chief Operating Officer.

      Banner currently employs approximately 92 persons, 13 administrative personnel and 79 processing, warehousing and similar personnel. There are no union contracts and management of Banner believes that its labor relations are good.

Advertising And Marketing

      The Registrant currently markets its products and services through its direct sales force, brokers and agents. The Registrant is evaluating all aspects of the Registrant's products and services. Depending upon the outcome of any such marketing evaluations, the Registrant may decide to make changes with respect to the marketing of its products and services.

Competition

      The wholesale fresh produce and grocery businesses are very competitive, and the Registrant's subsidiaries face competition from other low-cost produce providers. In addition, the food processing and manufacturing industry is also very competitive. Some of the large volume processing and manufacturing competitors have substantially greater capital resources, more sophisticated promotional practices and substantially larger and more developed distribution networks than the Registrant's subsidiaries. However, the Registrant strives to maintain high quality and exceptional service in the market by making quality products and efficient service its priority. Food related businesses are often affected by arbitrary changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, the number and locations of competing businesses and employment trends.

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

      A-One-A Produce and Fresh maintain licenses under the Perishable Agricultural Commodities Act ("PACA") which regulates "commission merchants," "brokers" and "dealers" engaged in the business of shipping or receiving perishable agricultural commodities in interstate commerce.

Employees

      The Registrant and its subsidiaries employs approximately 283 people which includes approximately 32 administrative, 47 transportation, 29 sales and customer service representatives, 170 warehouse and processing personnel and 5 executive management. None of the Registrant's employees are represented by a union nor have there been any work stoppages.

ITEM 2 - DESCRIPTION OF PROPERTY

      A-One-A Produce leases approximately 55,000 square feet at 1351 N.W. 22nd Street, Pompano Beach, Florida, for use as its principal offices and warehouse. The building has 24 loading docks (approximately half of which are refrigerated), 1700 pallet locations and includes 30,000 square feet of refrigerated warehouse space. The lease term is for ten years expiring July 31, 2007, with three five year options to extend, at a rental of approximately
$222,000 per year. The Pompano Beach facility is owned by an affiliate of Messrs. Scarbrough and Davis. A lease for this facility was negotiated as part of the acquisition of A-One-A Produce.

      Fresh leases from an unaffiliated third party approximately 8,000 square feet at 2001 N.W. 15th Avenue, Pompano Beach, Florida, for its offices, processing and warehouse. The lease is for a term of five years with an option to extend for an additional five years at an average annual rental of $70,000. Fresh may terminate the lease at its option on one year's notice.

      In connection with the acquisition of Banner, the Registrant acquired the land and building at 1111 N.W. 21st Terrace, Miami, Florida, where Banner maintains processing facilities and offices.

      Banner leases 22,000 square feet at 6601 N.W. 37th Avenue, Hialeah, Florida, for use as an additional processing facility and warehouse. The lease term is for five years expiring in 2003, at a rental of approximately $128,000 per year. During the term of the lease, Banner has an option to purchase this property for the lesser of $1,270,000 or its independently appraised value, provided it is not in breach of the lease. The owners of this real estate are the two former principal shareholders of the Banner business, prior to its sale to the Registrant, each of whom has executed a non-competition agreement with the Registrant.

      The Registrant's executive offices are located in the A-One-A Produce facility in Pompano Beach, Florida. Management believes that the above facilities will be sufficient for its operations for the reasonably foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

      The Registrant is not currently a party to any material legal proceeding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the past fiscal year, the Registrant did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information. Until the close of business September 29, 1998, the Registrant's Common Stock and common stock purchase warrants were listed on the NASDAQ SmallCap Market. Since September 30, 1998, the Registrant's securities have been traded on the NASDAQ Electronic Bulletin Board.

      Set forth below is the range of high and low sales prices of the Common Stock and Warrants for each quarter for the last two fiscal years as reported by NASDAQ for those periods. Common Stock prices take into account the Registrant's 1-for-10 reverse split of its Common Stock. The prices represent quotations between dealers. The quotations do not include retail markups, markdowns, or commissions and may not represent actual transactions.

Type of Security           Quarter Ended            High         Low
----------------           -------------            ----         ---

Common Stock               March 31, 1997           233/4       10
                           June 30, 1997            211/4      121/2
                           September 30, 1997        35          15
                           December 31, 1997       26 7/8       111/4
                           March 31, 1998           321/2     10 5/8
                           June 30, 1998             25          83/4
                           September 30, 1998      19 1/16      9 3/8
                           December 31, 1998       15 5/8         5
                           March 31, 19996          9/16        3 1/8

Warrants                   March 31, 1997           15/16       5/16
                           June 30, 1997           2 5/16        5/8
                           September 30, 1997         1        3/4
                           December 31, 1997        2 1/8         1
                           March 31, 1998            13/4        1
                           June 30, 1998             11/2      3/16
                           September 30, 1998        7/8       1/4
                           December 31, 1998        19/32       1/16
                           March 31, 1999           3/16        1/64
Holders

      As of May 13, 1999, there were 71 and 17 holders of record of the Registrant's Common Stock and Warrants, respectively. The Registrant believes that it has a greater number of shareholders and Warrant holders because the Registrant believes that a substantial amount of its Common Stock and Warrants are held of record in street name by broker-dealers for their customers.

Dividends

      The Registrant has not paid any dividends on its Common Stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Terrace Food Group (Consolidated)

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      The Registrant's consolidated net loss for 1998 was approximately $2,719,000 compared to a loss of approximately $4,352,000 for the same period in 1997. The major decrease was a result of discontinued operations costs that were incurred by the Registrant in 1997. In addition to these reductions from the prior year, the Registrant also reduced the loss from its operating subsidiaries purchased in 1997. The Registrant realized a substantial increase in its interest expense in 1998 with the placement of $2,625,000 in subordinated debt in the beginning of the third Quarter of 1998 this interest amounted to approximately $200,000 and was non-cash expense. In July of 1998 the Registrant consummated its transaction to purchase Banner Beef and Seafood, a Miami based manufacturer of value added meat and seafood products. The Registrant's management identified this segment as one of the fastest growing food industry and incorporated Banner as part of its strategic plan for growth. A substantial portion of the Registrant's operating loss in 1998 resulted from the slow start up and building of infrastructure in preparation for what management believes will be strong growth in the coming year (See Food Processing and Manufacturing below).

Continuing Operations

Food Distribution

      In its first full year as a subsidiary of the Registrant, A-One-A lost approximately $276,000 compared to a six-month loss of $208,000 for the six-month period during which the Registrant owned A-One-A during 1997. The substantial reduction in the loss can be attributed to several factors. The investment that management made into infrastructure and technological improvement began to be realized in the final quarter of 1998. Increased sales volumes and operating cost controls allowed the distribution segment of the Registrant to reach positive result levels by the end of fiscal 1998. While it took longer than expected at A-One-A to reach profitable operating levels, management believes that the results from it's A-One-A subsidiary have and should continue to be positive as the sales volumes continue to increase and more economics of scale are realized. As sales continue to increase the benefits of the capital investments made during late 1997 and the beginning quarters of 1998 will be realized. A consistent level of profitability should be achieved and the addition of the cruise ship and export divisions will contribute positive sales increases and profit contribution.

Food Processing and Manufacturing

      The Registrant purchased Banner in July of 1998, and accordingly there are no comparative results for the prior year periods. The net loss from operations for the six month period the Registrant owned Banner Beef was approximately $753,000. This loss was due to several factors. The Registrant realized excessive expenses with the building of management infrastructure to properly handle the aggressive approach it has taken toward increasing sales at Banner. Several key personnel were hired to put in place proper systems and procedures on an on-going basis. In addition, management placed tremendous emphasis on the Home Meal Replacement segment of the business that the previous owners of Banner had committed to prior to the Registrant's purchase of Banner. The historic core business at Banner was fragmented and inconsistent and management recognized the need for a concise and direct selling approach to restore Banner to a profitable state. By focusing the sales and marketing efforts on a product mix, management believes sales volumes will increase and the Registrant will realize positive results from the acquisition. As the Home Meal Replacement business is further developed, this high growth sector of the food industry will play a major role in management's strategic plan going forward. This business was only in its beginning stages of development during 1998.

Liquidity and Capital Resources

      At December 31, 1998, the Registrant had a cash deficit of approximately $733,000 and a working capital deficit of approximately $3,105,000.

      During the first quarter of 1999, management believes the food distribution operations have been improved with the securing of substantial new business, particularly with high volume institutional accounts. Management believes this additional sales volume will contribute to increased profitability and reduced seasonable variability. Management intends to continue it aggressive marketing efforts in these areas as well as to cruise line and export customers.

      Management further believes that a key element in its plan is to substantially increase sales volume at Banner, where the Company has developed the capability of producing high quality innovative products for the home meal replacement ("HMR") market.

      Several major customers have accepted the products on a limited basis with good prospects for significantly expanded distribution. Presentations have been made to a number of additional customers and initial responses have been positive.

      In April and May, 1999, the Registrant issued 19,618 shares of a newly authorized Series C Preferred Stock together with Warrants to purchase 340,000 shares of the Registrant's Common Stock. The shares and warrants were purchased by a private investor group which included three of the Registrant's Directors. The Registrant received proceeds of approximately $1,700,000 in this transaction which will be used for working capital.

      Management believes that the transactions described above and operating improvements will be sufficient to provide for its continuing operations.

      In addition, as of June 25, 1998, the Registrant issued to a private investor $2,625,000 principal amount of 12% Convertible Subordinated Note ("Notes") and warrants to purchase 400,000 shares of Common Stock of the Registrant. The proceeds from these Notes, combined with those from the senior secured financing, were used to repay senior indebtedness, acquire Banner and for working capital.

      On July 15, 1998, the Registrant entered into a funding agreement with an institutional lender providing the Registrant and its wholly-owned subsidiaries an aggregate of up to $6,000,000 in senior secured financing.

      On October 5, 1998, the Registrant, through its prospectus offered to its warrantholders the opportunity to exercise their Warrants and purchase Common Stock at a temporarily reduced exercise price. At December 31, 1998, 23,785 Warrants were exercised at the temporarily reduced exercise price.

      In October and November, 1998, the Registrant issued 78,000 unregistered shares of Common Stock together with Warrants and Options to purchase 40,500 shares of Common Stock to investors including private investors, directors, officers and an employee of the Registrant. The shares were issued at prices ranging from $9.30 to $10.00 per share. Proceeds of $760,000 were used for working capital.

Seasonality

      The continuing operations of the A-One-A Produce have been historically seasonal due to the increased business in South Florida during the winter months. With the purchase of Banner, the Registrant has taken steps in keeping with its plan to reduce the seasonal impact to its business. Banner ships its products nationwide and is not as vulnerable to seasonal swings in regional business as is A-One-A. As well, the business at A-One-A continues to trend toward multi-unit chain and contract business and it too should realize a less severe impact from the business downturn in the summer months. These factors should result in a much more predictable profit trend by quarter as the Registrants' plan for growth continues to be carried through.

ITEM 7 - FINANCIAL STATEMENTS

      The financial statements to this Form 10-KSB are attached commencing on Page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Registrant did not have any changes in, or any material disagreements on accounting and financial disclosure with, its accountants in fiscal 1998.

                                   PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      As of December 31, 1998, the Registrant's directors and executive officers were:

Name                       Age      Position Held

Steven Shulman             58       Chairman of the Board of Directors,
                                    President and Chief Executive Officer

Jonathan S. Lasko          28       Executive Vice-President, Secretary, Chief
                                    Operating Officer and Director

Richard Power              50       Director

Fred A. Seigel             42       Director

Houssam T. Aboukhater      27       Director

William P. Rodrigues, Jr.  55       Vice-President -- Finance, Treasurer and
                                    Chief Financial Officer

      Directors are elected on an annual basis. All directors of the Registrant hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. At present, the Registrant's by-laws provide for not less than one director nor more than seven. Currently, there are five directors. The Registrant's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

      STEVEN SHULMAN, age 58, has served as the Chairman of the Board of Directors since February, 1997, and since February 18, 1998, he has also served as the Chief Executive Officer of the Registrant. He is also a Managing Director of Latona Associates, Inc., an investment banking firm involved in advisory services and principal investments. He serves as a director of a number of public and private companies and is currently a director of WPI Group, Inc., Ermanco Incorporated, Beacon Capital Partners, L.P. and Corinthian Directory, Inc. Mr. Shulman holds an M.S. in Industrial Management from the Stevens Institute of Technology, where he currently serves as Vice Chairman of its Board.

     JONATHAN S. LASKO, age 28, has been a director of the Registrant since September, 1994, and its Chief Operating Officer and Secretary since August, 1995. He has also been the Registrant's Executive Vice-President since May, 1993. Mr. Lasko was the vice-president of A&E Management Corp. from October 27, 1993, The Lasko Companies, Inc. from May 11, 1995 and

Prime Concern Kosher Foods, Inc. from December, 1995 until such businesses were sold in 1998. He is also President and Chief Executive Officer of A-One-A Produce. Mr. Lasko attended Bernard Baruch College of City University of New York, New York in 1990 and 1991. From January, 1990 until October, 1993, when he became a full-time employee of the Registrant, Mr. Lasko was a part- time employee of the Registrant and managed its food and beverage operations for its Passover holiday vacation.

      RICHARD POWER, age 50, has served as a director of the Registrant since February, 1997. He was Vice-President of Tyco Fire and Safety Services from May, 1997, to March, 1999, and the President of Carlisle Plastics, Inc. from January to May, 1997, both divisions of Tyco International Ltd., a New York Stock Exchange listed corporation. He served as a consultant to Tyco in Mergers and Acquisitions from 1995 through 1996, Vice President and Chief Financial officer of Abex Inc. a New York Stock Exchange listed corporation between 1994 and 1995, and was the Managing Director of a private investment company from 1992 through 1994. Mr. Power holds a B.S. and an M.B.A. from Boston College.

     FRED A. SEIGEL, age 42, has served as a Director since February 18, 1998. Mr. Seigel was the founder, President and Director of Energy Capital Partners, a privately-held, Boston-based company organized in September, 1993, providing financing for energy efficiency projects throughout the United States. The company was sold to ABB Structured Finance (Americas) in February, 1999. Mr. Siegel continues to serve as its President. From January, 1988 to October, 1994, he served as a limited partner in two large-scale energy co-generation projects in New York state, representing a total investment of $350,000,000. From March, 1984 to November, 1986, Mr. Seigel was a project manager for Wheelabrator-Frye, Inc., in that company's Resource Recovery Division. From January, 1981 to January, 1993, he was the Director of the Executive Office for Energy for the State of New Hampshire. Mr. Seigel holds a B.A. from New England College, Henniker, New Hampshire.

      HOUSSAM T. ABOUKHATER, age 27, was elected a Director of the Registrant on August 26, 1998. He is Vice President of Prestolite Wire, a privately-held, Southfield, Michigan-based company, which is a leading producer of telecommunications wire. From 1993 to 1996, Mr. Aboukhater served as Vice President of Balcrank Products, an automotive components division of the General Chemical Group, a New York Stock Exchange listed corporation. Mr. Aboukhater also currently serves as Director of Market Analysis for Latona Associates, an investment banking firm involved in advisory services and principal investments. Mr. Aboukhater holds a B.A. in business administration from the University of San Diego, San Diego, California.

     WILLIAM P. RODRIGUES, JR., age 55, was appointed Vice-President -- Finance and Chief Financial Officer on July 18, 1998. Previously, he had been Controller of Mueller Co., a unit of Tyco International, Inc. since 1989. From 1976 to 1987, he was Vice-President -- Finance and Controller of Clearfield Cheese Company, a subsidiary of H.P. Hood Inc., a Boston-based dairy products company. Mr. Rodrigues holds an A.B. degree from Boston College.

Director Compensation

      Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. Non-employee directors are paid
$750 for each directors' meeting attended. In addition to the foregoing, directors are also granted options annually through the Registrant's 1997 Stock Option Plan. At the Annual Directors Meeting held August 26, 1998, the Chairman of the Board and President, Mr. Shulman, was granted 5,000 options and each of the other four directors was granted 3,000 options for 1998. The Registrant anticipates that the Board of Directors will continue to meet at least four times a year.

ITEM 10 - EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid or distributions made during the fiscal years ended December 31, 1998, 1997 and 1996, by the Registrant or any of its subsidiaries to the Chief Executive Officer of the Registrant and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000.

                                                          Annual Compensation
                                                          -------------------
                               Year Ended    Annual      Other
Name & Principal Position      December 31   Salary      Compensation  Options
-------------------------      -----------   ------      ------------  -------

Samuel H. Lasko,               1996          $125,000    $   9,517(2)(3)
President and                  1997          $150,000    $  22,502(2)
Treasurer(1)                   1998          $   -0-     $   -0-

Jonathan S. Lasko,             1996          $  70,000   $   7,255(2)
Executive Vice                 1997          $  95,000   $  21,727(2)
President, Secretary and       1998          $125,000    $  14,058     8,000(5)
Chief Operating Officer

Steven Shulman                 1997          $  -0-      $  -0-       13,000(5)
Chief Executive Officer        1998          $  -0-      $  -0-       15,000(5)
and President(4)

Milton Namiot,                 1997          $175,000    $   9,500(2) 12,500(6)
Chief Executive Officer(6)
----------------------------
(1)  Resigned effective August 26, 1998.
(2) Represents amounts paid for lease of automobile, automobile insurance and health insurance.
(3) Does not include repayments of loans from A&E Management Corp., The Lasko Companies, Inc. and the Registrant.
(4) Steven Shulman became Chief Executive Officer of the Registrant in February, 1998, subsequent to the resignation of former CEO Milton Namiot. Mr. Shulman became President of the Registrant in August, 1998, subsequent to the resignation of Samuel H. Lasko.
(5) Represents options granted to directors and executive officers under the Registrant's 1997 Stock Option Plan.
(6) In connection with the sale of the Registrant's Deering Ice Cream, Inc. business, Mr. Namiot resigned as an officer. He was an officer and director of the Registrant from February 17, 1997 until the closing of the Deering transaction. In connection with his resignation, the termination of his three year employment contract, 50% of the options theretofore granted Mr. Namiot, or options to purchase 12,500 shares of the Registrant's common stock, were made immediately exercisable. They have since expired, unexercised.

                   Option/SAR Grants in the Last Fiscal Year

                                Individual Grants
                                -----------------

                       Number of    % of Total
                      Securities   Options/SARs
                      Underlying    Granted to       Exercise
                     Options/SARs    Employees       or Base
       Name           Granted(#)  in Fiscal Year  Price ($/Sh) Expiration Date
       ----           ----------  --------------  ------------ ---------------

Steven Shulman          15,000         26.3%         $11.25    Aug-Nov, 2008
Jonathan S. Lasko        8,000         11.4%         $11.41    Aug-Nov, 2008
Dr. Samuel H. Lasko       -0-           -0-            -0-          -0-

              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values

      The following table sets forth options exercised by the Registrant's chief executive officer and the Registrant's two other most highly compensated executive officers during fiscal 1998, and the number and value of all unexercised options at year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Registrant's stock at fiscal year-end. On that date, none of the Registrant's executive officers held exercisable options which were "in-the-money".

                                                     Number of
                                                    Securities     Value of
                                                    Underlying    Unexercised
                                                   Unexercised   In-The-Money
                                                   Options/SARs  Options/SARs
                                                   at FY-End (#) at FY-End ($)

                   Shares Acquired     Value       Exercisable/  Exercisable/
Name                On Exercise (#) Realized ($)   Unexercisable Unexercisable
----                --------------- ------------   ------------- -------------

Steven Shulman            -0-            -0-       6,333/21,667     $0/0

Jonathan S. Lasko         -0-            -0-       41,667/16,333    $0/0

William P. Rodrigues, Jr.   -0-          -0-         0/12,500       $0/0

Employment Agreements and Aggregate Options Holdings

      The Registrant has a five-year employment agreement, ending August 31, 2000, with Jonathan S. Lasko. Under his employment agreement, Mr. Lasko is to receive an annual base salary of $115,000 for the fourth year and $125,000 for the fifth year of his employment. On February 18, 1998, the Board of Directors accepted the recommendation of its Compensation Committee and increased Jonathan
S. Lasko's base compensation for 1998 to $125,000. In connection with the sale by Registrant of its Deering Ice Cream subsidiary, by amendments dated February 17, 1997, to his employment agreement, Jonathan Lasko voluntarily surrendered his one-time performance based option to purchase up to an aggregate of 75,000 shares of common stock, and in lieu thereof, the Registrant issued to him, warrants to purchase 37,500 shares of its common stock at an exercise price of $11.875 per share. The employment agreement also entitles Mr. Lasko to the use of an automobile and to employee benefit plans, such as group life, health, hospitalization and life insurance. Under the employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Registrant for "cause," which is defined, among other things, as the willful failure to perform duties, embezzlement, conviction of a felony, or breach of the employee's covenant not to compete or maintain confidential certain information.

      In August, 1998, Dr. Samuel H. Lasko resigned as an officer and director of the Registrant. As was done by Jonathan Lasko, Dr. Lasko also surrendered his one-time performance based option to purchase up to an aggregate of 75,000 shares of common stock in connection with the sale by the Registrant and, in lieu thereof, received warrants to purchase 37,500 shares of common stock at an exercise price of $11.875 per share.

      In connection with the A-One-A Produce transaction, the Registrant entered into five-year employment agreements, effective July 1, 1997, and ending July 30, 2002, with both Virgil D. Scarbrough and Scott Davis. Under these employment agreements, Messrs. Scarbrough and Davis serve as senior executives of the Registrant's wholly-owned subsidiaries A-One-A Produce and Fresh, and each receive a annual base salary of $120,000, an annual discretionary bonus, a performance incentive bonus of 20% of annual salary, which percentage will be increased incrementally if the pre-tax income of A-One-A Produce and Fresh exceed specified levels, and all other benefits available to other Registrant executives.

The 1997 Stock Option Plan and Participants

      The Registrant amended its 1997 Stock Option Plan (the "Plan") enabling it to grant options for shares of its Common Stock. While the Plan still authorizes the grant of options to purchase up to an aggregate of 1,750,000 shares of the Registrant's Common Stock, options are granted and reported on a post-split basis. Options may be granted to (i) officers and other full-time salaried employees of the Registrant and its subsidiaries with managerial, professional or supervisory responsibilities, and (ii) consultants and advisors who render bona fide services to the Registrant and its subsidiaries, in each case, where the Compensation Committee determines that such officer, employee, consultant or advisor has the capacity to make a substantial contribution to the success of the Registrant. The number of individuals who currently would be eligible to receive options pursuant to the Plan is approximately seven. As used herein with respect to the Plan, references to the Registrant include subsidiaries of the Registrant.

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

      The Plan is administered by the Compensation Committee, which is appointed by the Registrant's Board of Directors, and consists of three members of the Board of Directors, two of whom are "disinterested" persons within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934. Under the terms of the Plan, the Committee will have the authority to determine, subject to the terms and conditions of the Plan, the persons to whom options are granted, the number of options granted to each optionee, and the terms and conditions of each option, including its duration.

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

      As of December 31, 1998, 114,300 options have been granted, including 82,000 to current officers and directors.

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

      As of December 31, 1998, the following officers, directors, significant employees and other employees have received the number of options as is designated opposite their respective names:

      Name                             Number of Options (1)
      ----                             -----------------
     Steven Shulman                          28,000(2)(9)
     Jonathan S. Lasko                       20,500(3)
     Richard Power                           15,000(4)(9)
     William P. Rodrigues, Jr.               12,500(5)
     Samuel H. Lasko(6)                      12,500
     Houssam T. Aboukhater                    3,000(7)
     Fred A. Seigel                           3,000(7)
     Bruce S. Phillips(6)                     2,000(9)
     Other Employees                         17,800(8)
                                          ---------

     TOTAL                                  114,300(10)
                                          =========

----------

(1) Unless otherwise stated, these options become exercisable one third per year over three years from the date granted.
(2) Includes 5,000 options at an exercise price of $13.75 per share and 10,000 at $10.00 per share granted in 1998.
(3) Includes 3,000 options at an exercise price of $13.75 per share and 5,000 at $10.00 per share granted in 1998.
(4) Includes 3,000 options at an exercise price of $13.75 per share and 10,000 at $10.00 per share granted in 1998.
(5) Includes 10,000 options at an exercise price of $15.625 per share and 2,500 at $10.00 per share granted in 1998.
(6)  Former Director.

(7) Includes 3,000 options at an exercise price of $13.75 per share granted in 1998.
(8) Includes 1,000 options at an exercise price of $16.90 per share, 10,000 at $23.10 per share and 500 at $10.00 per share granted in 1998.
(9) All of Mr. Phillips' options, 2,000 of Mr. Power's options, as well as 3,000 of Mr. Shulman's options, granted in February, 1997, at a price of $11.85, became exercisable at the time they were granted.
(10) Does not include options granted to Milton Namiot, a former director and former Chief Executive Officer, and Joseph Dane, former Corporate Controller of the Registrant. In February, 1997, Messrs. Namiot and Dane were granted 25,000 and 2,500 options, respectively. Although they were no longer affiliated with the Registrant subsequent to the sale of the Registrant's Deering Ice Cream business, the Compensation Committee determined to make immediately exercisable 12,500 of Mr. Namiot's options and all of Mr. Dane's options for a total of 120 days beyond the date of the cessation of their employment by the Registrant. All of such options have expired unexercised.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information concerning the beneficial ownership of Common Stock of the Registrant by each director, certain executive officers, and by all directors and officers of the Registrant as a group as of December 31, 1998. In addition, the table provides information concerning the beneficial owners known to the Registrant to hold more than five percent of the outstanding Common Stock of the Registrant as of December 31, 1998.

                                          Common Stock
                                          Beneficial               Percent of
Name of Beneficial Owner                  Ownership(1)              Class(1)
------------------------                  ------------              --------

Jonathan S. Lasko                              49,000(2)               5.2%
Richard Power                                  42,250                   *
Steven Shulman                                 71,950                  7.6%
Fred A. Siegel                                  7,875                   *
Houssam T. Aboukhater                          20,000                   *
William P. Rodrigues                            2,500                   *
A-One-A Wholesale Produce, Inc.                50,000(3)               5.3%
Michael Feinberg                               50,000                  5.3%

All Directors, Executive Officers and 5%
    Holders as a Group                       293,575(4)              30.1%

--------------------------------------

     *Less than five percent.

(1) In each case the beneficial owner has sole voting and investment power except that 380,000 shares held by Jonathan S. Lasko are held in joint tenancy with his wife Ellen J. Lasko.
(2)  Includes 25,000 shares held for the benefit of Jordana Lasko, a minor.
(3) These shares were issued in connection with the Company's acquisition of the business and assets of the named company which is owned equally by Virgil Scarbrough and Scott Davis. Messrs. Scarbrough and Davis are Officers of A-One-A Produce & Provisions, Inc., one of the Company's wholly-owned subsidiaries.
(4)  Does not include stock options granted in the amounts as follows:  Jonathan
     S. Lasko - 20,500; Steven Shulman - 28,000; Richard Power - 15,000; Fred A. Seigel - 3,000; Houssam T. Aboukhater - 3,000; and William P. Rodrigues, Jr. - 12,500. Also does not include warrants to purchase Common Stock at a price of $1.1875 in the following amounts: Jonathan S. Lasko - 37,500; Steven Shulman - 3,667; Richard Power - 3,167; and Fred A. Seigel - 1,583.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of DownEast, the Registrant issued to each of Samuel H. Lasko and Jonathan S. Lasko (collectively the "Laskos") warrants to purchase 37,500 shares of the Registrant's common stock at $11.875 per share. Messrs. Laskos surrendered their respective performance options to purchase up to 75,000 shares of the Registrant's common stock, contained in their respective employment agreements. In addition, they entered into an option agreement to purchase the businesses, assets or capital stock of three of the Registrant's wholly owned subsidiaries, The Lasko Family Kosher Tours, Inc., The Lasko Companies, Inc. and A&E Management, Inc. at the fair market value thereof to be independently determined. The option was exercised by Samuel H. Lasko alone and on March 13, 1998, he purchased The Lasko Family Kosher Tours, Inc. and A&E Management, Inc. for consideration equal to $575,000 in accordance with "fair value" and "fairness" opinions from an independent valuation firm. The sale was ratified by the shareholders at the 1998 Annual Meeting on August 26, 1998.

     A-One-A Produce leases approximately 55,000 square feet at 1351 N.W. 22nd Street, Pompano Beach, Florida, for use as its principal offices and warehouse. The lease term is for ten years expiring July 31, 2007, with two five year options to extend at an annual rental of approximately $222,000. The Pompano Beach facility is owned by an affiliate of Messrs. Scarbrough and Davis. A lease for this facility was negotiated as part of the A-One-A acquisition.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (3)(i) Articles of Incorporation *
     ----------------------------------

     (3)(ii) By-laws *
     -----------------

     (3)(iii) Instruments defining the rights of holders *
     -----------------------------------------------------

     (10) Material Contracts **
     --------------------------

     (21) Subsidiaries of the Registrant
     -----------------------------------

     The Registrant's three operating wholly-owned subsidiaries are:

     1.     A One A Produce & Provisions, Inc.
            1325 N.W. 22nd Street
            Pompano Beach, Florida 33069

     2.     Fresh, Inc.
            1325 N.W. 22nd Street
            Pompano Beach, Florida 33069

     3.     Banner Beef & Seafood Co., Inc.
            1111 N.W. 21st Terrace
            Miami, Florida  33127

--------------------

* Incorporated by this reference to the Registrant's registration statement # 33-96892-A.

** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statements #33-96892-A and #333-45195; to Registrant's Form 10-KSB and amendments thereto for the year ended December 31, 1997, Commission file number 0-27132; and to Registrant's Reports on Form 8-K filed with the Commission on July 30, 1998.

b)  Reports on Form 8-K

     The Registrant filed Current Reports on Form 8-K (i) on January 16, 1998, to report the consummation of the sale of its Deering Ice Cream subsidiary to a unaffiliated third party; (ii) on April 21, 1998, to report financial information related to the Registrant's acquisition of A-One-A; (iii) on April 21, 1998, to report financial information related to the Registrant's sale of the business of its Deering subsidiary; (iv) on July 8, 1998, to report a press release announcing the agreement to purchase Banner Beef and Seafood Co., Inc.;
(v) on July 30, 1998, to report the consummation of the Banner acquisition, file exhibits related to that transaction, and report financial information related to the Banner acquisition; and (vi) on April 26, 1999, to report a press release announcing the completion of its $1.6 million preferred equity financing and issuance of its Series C Preferred Stock to those unaffiliated investors.

                                  SIGNATURES

     In accordance with Section 13 of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              TERRACE  FOOD GROUP, INC.
--------------------------------------------------------------------------------
                                  Registrant

By:                       /s/ Steven Shulman, President
--------------------------------------------------------------------------------
                              Steven Shulman, President

Date:                          May 14, 1999
--------------------------------------------------------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                              Date
---------                          -----                              ----

/s/ Steven Shulman             Chairman of the Board, Chief       May 14, 1999
-------------------------      Executive Officer, President
Steven Shulman                 and Director

/s/ Jonathan S. Lasko          Executive Vice-President, Chief    May 14, 1999
-------------------------      Operating Officer, Secretary
Jonathan S. Lasko              and Director


/s/ Richard D. Power           Director                           May 14, 1999
-------------------------
Richard D. Power


/s/ Fred A. Seigel             Director                           May 14, 1999
-------------------------
Fred A. Seigel


/s/ Houssam T. Aboukhater      Director                           May 14, 1999
--------------------------
Houssam T. Aboukhater


/s/ William P. Rodrigues, Jr. Vice President-Finance, Treasurer May 14, 1999 ----------------------------- and Chief Financial Officer
William P. Rodrigues, Jr.

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Terrace Food Group, Inc.



            We have audited the accompanying consolidated balance sheet of Terrace Food Group, Inc. and its subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terrace Food Group, Inc. and its subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                     MOORE STEPHENS, P. C.
                                     ---------------------
                                     Certified Public Accountants.

New York, New York
April 2, 1999, except for
Note 18 for which the date is
April 13, 1999

TERRACE FOOD GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998
------------------------------------------------------------------------------



                                       Assets

Current Assets:
  Accounts Receivable (Less Allowance for Doubtful Accounts
   of $161,292)                                                     $ 4,008,153
  Inventories                                                         1,627,876
  Current Portion of Note Receivable - Stockholder                       53,000
  Other Current Assets                                                  166,431
                                                                    -----------

  Total Current Assets                                                5,855,460

Property and Equipment - Net                                          5,189,378

Note Receivable -Stockholder                                            106,000

Cost in Excess of Net Assets of Businesses Acquired -
  Net of Accumulated Amortization of $312,650                         4,199,477

Other Assets, Net                                                       469,854
                                                                    -----------

  Total Assets                                                      $15,820,169
                                                                    ===========


See Notes to Consolidated Financial Statements.

TERRACE FOOD GROUP, INC.
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1998
------------------------------------------------------------------------------




                        Liabilities and Stockholders' Equity

Current Liabilities:
  Cash Overdraft                                                    $   773,011
  Accounts Payable                                                    3,719,884
  Accrued Expenses                                                    1,054,866
  Current Portion of Long-Term Debt                                     566,754
  Line of Credit                                                      2,845,809
                                                                    -----------

  Total Current Liabilities                                           8,960,324

Long-Term Debt                                                        2,310,631
Convertible Subordinated Notes                                        2,335,000
Other Non-Current Liabilities                                           184,166
                                                                    -----------

  Total Liabilities                                                  13,790,121
                                                                    -----------
Commitments and Contingencies                                                --

Stockholders' Equity:
  Preferred Stock, $.001 Par Value, 10,000,000
   Shares Authorized, None Issued or Outstanding.                            --

  Common Stock - $.001 Par Value, 25,000,000 Shares Authorized,
   948,342 Issued and Outstanding                                           948

  Additional Paid-in Capital                                         10,642,012

  Accumulated Deficit                                                (8,612,912)
                                                                    -----------
  Total Stockholders' Equity                                          2,030,048
                                                                    -----------

  Total Liabilities and Stockholders' Equity                        $15,820,169
                                                                    ===========



See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



                                                          1 9 9 8      1 9 9 7
                                                          -------      -------

Net Sales                                              $31,011,197  $ 8,929,464

Cost of Sales                                           23,624,475    6,853,507
                                                       -----------  -----------

  Gross Profit                                           7,386,722    2,075,957
                                                       -----------  -----------

Operating Expenses:
  Selling, General and Administrative Expenses           9,065,269    3,370,480
  Provision for Doubtful Accounts                          241,855       60,000
                                                       -----------  -----------

  Total Operating Expenses                               9,307,124    3,430,480
                                                       -----------  -----------

  Loss from Operations                                  (1,920,402)  (1,354,523)
                                                       -----------  -----------

Other (Expense) Income:
  Interest Expense                                        (670,128)     (79,594)
  Interest Income                                           10,549       22,601
                                                       -----------  -----------

  Total Other (Expense)                                   (659,579)     (56,993)
                                                       -----------  -----------

  Loss From Continuing Operations                       (2,579,981)  (1,411,516)

Discontinued Operations:
  Loss from Operations of Discontinued Businesses
   (Net of Income Taxes of $-0-)                                --     (813,795)
  Loss on Disposal of Businesses, including
   Provision of $20,000 for Operating Loss during the
   Phase Out Period in 1997 (Net of Income Taxes of
   $-0- in both years)                                    (139,483)  (2,126,742)
                                                         ---------  -----------

  Net Loss                                             $(2,719,464) $(4,352,053)
                                                       ===========  ===========

Basic and Diluted Loss Per Share of Common Stock:
  Loss from Continuing Operations                      $     (3.84) $     (3.17)
  Loss from Operations of Discontinued
   Businesses (Net of Income Tax of $-0- in both years)         --        (1.83)
  Loss on Disposal of Discontinued Businesses                 (.20)       (4.77)
                                                       -----------  -----------

  Basic and Diluted Net Loss Per Share of
   Common Stock                                        $     (4.04) $     (9.77)
                                                       ===========  ===========

  Basic and Diluted Weighted Average Shares of
   Common Stock Outstanding                                672,620      445,403
                                                       ===========  ===========



See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



                                 Convertible                       Additional                 Total
                              Preferred Stock    Common Stock       Paid-in   Accumulated Stockholders'
                            Shares       Amount   Shares   Amount   Capital      Deficit    Equity
                            ------       ------   ------   ------   -------      -------    ------

Balance - December 31, 1996      --    $    --   331,250 $     331 $ 3,948,930 $(1,541,395) $ 2,407,866

  Asset Acquisition -
   Deering                       --         --    91,890        92     763,907          --      763,999

  Finders Fee                    --         --     7,500         8      88,305          --       88,313

  Asset Acquisition -
   A-One-A                       --         --    50,000        50     999,950          --    1,000,000

  Private Placement       1,523,825      1,524        --        --   2,671,776          --    2,673,300

  Net Proceeds from the
   Issuance of Common Stock      --         --    20,000        20     219,980          --      220,000

  Stock Based Compensation       --         --        --        --     387,000          --      387,000

  Net Loss                       --         --        --        --          --  (4,352,053)  (4,352,053)
                          ---------    -------   ------- --------- -----------  ----------  -----------

Balance - December 31,
 1997                     1,523,825      1,524   500,640       501   9,079,848  (5,893,448)   3,188,425

  Asset Acquisition -
   Fresh, Inc.                   --         --    13,895        14     269,986          --      270,000

  Conversion of
   Preferred to Common   (1,523,825)    (1,524)  304,765       305       1,219          --           --

  Net Proceeds from
   Issuance of Common
   Stock and Exercise
   of Common Stock
   Purchase Warrants             --         --   104,951       104     736,351          --      736,455

  Asset Acquisition -
   Banner                        --         --     3,000         3      37,497          --       37,500

  Deering Acquisition
   Liability Conversion          --         --    10,091        10     126,122          --      126,132

  A-One-A Acquisition
  Liability Conversion           --         --    11,000        11     109,989          --      110,000

  Warrants and Options
   Issued with Convertible
   Subordinated Notes            --         --        --        --     281,000          --      281,000

  Net Loss                       --         --        --        --          --  (2,719,464)  (2,719,464)
                         ----------    -------   ------- --------- ----------- -----------  -----------

Balance - December 31,
 1998                            --         --   948,342 $     948 $10,642,012 $(8,612,912) $ 2,030,048
                         ==========    =======   ======= ========= =========== ===========  ===========


See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



                                                              1 9 9 8      1 9 9 7
                                                              -------      -------

Operating Activities:
  Net Loss from Continuing Operations                       $(2,579,981)$(1,411,516)
  Adjustments to Reconcile Net Loss to Net Cash (Used for)
   Provided by Operating Activities:
   Depreciation and Amortization                               769,466      157,613
   Provision for Doubtful Accounts                             241,855       60,000
   Stock Based Compensation                                         --      180,000

  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Restricted Cash                                           137,701     (137,701)
     Accounts Receivable                                    (1,924,768)    (541,699)
     Inventory                                                (573,885)    (102,069)
     Notes Receivable                                         (159,000)          --
     Other Current Assets                                       47,779       17,638
     Other Assets                                              (35,033)      (1,728)

   Increase (Decrease) in:
     Accounts Payable and Cash Overdrafts                    2,563,373      554,530
     Accrued Expenses and Other Current Liabilities            392,590      338,955
     Other Liabilities                                         184,166           --
                                                            ----------  -----------

     Total Adjustments                                       1,644,244      525,539
                                                            ----------  -----------

  Net Cash - Continuing Operations                            (935,737)    (885,977)
                                                            ----------  -----------

Discontinued Operations:
  Loss From Discontinued Businesses                           (139,483)  (2,940,537)
  Adjustments to Reconcile Loss to Net Cash:
   Depreciation and Amortization                                    --      180,115
  Loss on Disposal of Businesses (Including Provision
   of $20,000 for Operating Loss During Phase Out Period)           --    1,974,742
  Changes in Net Assets, Liabilities                                --   (1,787,219)
                                                            ----------  -----------

  Net Cash - Discontinued Operations                          (139,483)  (2,572,899)
                                                            ----------  -----------

  Net Cash - Operations - Forward                           (1,075,220)  (3,458,876)
                                                            ----------  -----------

Investing Activities - Continuing Operations:
  Purchase of Property and Equipment                        (2,382,604)    (201,744)
  Purchase of Businesses - Net of Cash Acquired             (3,389,668)  (3,616,993)
                                                            ----------  -----------

  Net Cash - Investing Activities - Continuing Operations   $(5,272,272)$(3,818,737)
                                                            ----------- -----------



See Notes to Consolidated Financial Statements.

TERRACE HOLDINGS, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


                                                              1 9 9 8      1 9 9 7
                                                              -------      -------

Investing Activities - Discontinued Operations:
  Purchase and Disposal of DownEast Frozen Desserts, LLC -
   Net of Cash Acquired                                     $       --  $   288,900
  Acquisition of Assets                                             --      (40,933)
                                                            ----------  -----------

  Net Cash - Investing Activities - Discontinued Operations         --      247,967
                                                            ----------  -----------

Financing Activities - Continuing Operations:
  Proceeds from Issuance of Convertible Subordinated Notes
   with Warrants and Option                                  2,500,000           --
  Borrowing of Long-Term Debt                                3,001,684      100,000
  Repayment of Long-Term Debt                                 (368,049)     (64,467)
  Borrowing Under Line of Credit                             2,845,810    1,354,085
  Repayment of Line of Credit                               (1,354,085)          --
  Net Proceeds from Issuance of Common Stock
   and Exercise of Common Stock Purchase Warrants              736,455      220,000
  Incurrence of Deferred Financing Costs                      (514,323)          --
  Proceeds from Issuance of Convertible Preferred Stock             --    2,673,300
                                                            ----------  -----------

  Net Cash - Financing Activities - Continuing Operations    6,847,492    4,282,918
                                                            ----------  -----------

Financing Activities - Discontinued Operations:
  Proceeds of Demand Notes Payable                                  --    1,175,821
                                                            ----------  -----------

  Net (Decrease) in Cash and Cash Equivalents                       --   (1,570,907)

Cash and Cash Equivalents - Beginning of Years                      --    1,570,907
                                                            ----------  -----------

  Cash and Cash Equivalents - End of Years                  $       --  $        --
                                                            ==========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                                 $  345,097  $    51,093
   Income Taxes                                             $       --  $        --

Supplemental Disclosures of Non-Cash Financing Activities:
  During the first quarter of 1998, the Company issued 13,895 shares of its common stock valued at $270,000 in connection with the acquisition of Fresh, Inc. and in the third quarter issued 3,000 shares of its common stock in connection with the acquisition of Banner Beef and Seafood, Inc. valued at $37,500.

  During the third quarter of 1998, the Company issued 21,091 Shares of Common Stock valued at $236,132 to satisfy liabilities relating to the purchase of A-One-A and Deering.

  During the first quarter of 1997, the Company issued 99,390 shares of common stock valued at approximately $853,000 in connection with the acquisition of
DownEast Frozen Desserts, LLC. and during the third quarter, issued 50,000 shares of its common stock valued at $1,000,000 in connection with the acquisition of A-One-A Wholesale Produce, Inc.

  The Company's Convertible Subordinated Notes were issued at a discount of $406,000 that is being amortized over the term of the Notes (See Note 7).

  The Company's outstanding convertible preferred stock automatically converted to common (See Note 12).

See Notes to Consolidated Financial Statements.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(1) Nature of Operations and Summary of Significant Accounting Policies

Name Change - In August 1998 the Company's shareholders approved the change of the Company's name from Terrace Holdings, Inc. to Terrace Food Group, Inc. ("Terrace" or the "Company").

Operations - The Company operates in two segments of the food industry, Food Distribution and Food Processing and Manufacturing.

The Food Distribution segment includes the operations of the Company's AoneA Produce and Provisions, Inc. ("AoneA") and Fresh, Inc. ("Fresh") subsidiaries. AoneA distributes fresh and precut produce, dairy products and dry grocery products to foodservice, cruiseline and export customers throughout South
Florida. Fresh processes precut produce which is marketed primarily by AoneA (See Note 2).

The Food Processing and Manufacturing segment includes the operations of the Company's Banner Beef & Seafood Co., Inc. ("Banner") subsidiary acquired in July 1998 (See Note 2). Banner is a custom value added processor of meat, seafood and poultry products marketed nationally to retail and foodservice customers.

During 1997, the Company decided to dispose of its frozen dessert and hospitality businesses. The divestitures were completed during 1998 (See Note
3).

Reverse Split of Common Stock - Effective March 15, 1999, the shareholders of the Company approved a one for ten reverse split of the Company's common stock without any other changes in authorization, par value or otherwise. All per share and share amounts for all periods presented have been adjusted to reflect this reverse split.

Consolidation Policy - The consolidated financial statements include the accounts of Terrace and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The subsidiaries' fiscal years end on the Saturday closest to December 31. The 1997 consolidated financial statements also include, in discontinued operations, the accounts of A&E Management Corp., The Lasko Family Kosher Tours, Inc., The Lasko Companies and Deering Ice Cream, Inc. all of which have been sold. (See Note 3).

Inventories - Inventories are recorded at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") basis.

Property and Equipment - Property and equipment are recorded at cost. Expenditures for normal repairs and maintenance are charged to earnings as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Depreciation is recorded using the straight-line method over the shorter of the estimated lives of the related asset or the remaining lease term. Estimated useful lives are as follows:

Buildings                                  30    Years
Machinery and Equipment                    5 - 7 Years
Transportation Equipment                   7 -10 Years
Office Equipment, Furniture and Fixtures   5 -10 Years
Leasehold Improvements                     5 -10 Years

Cash and Cash Equivalents - The Company considers highly liquid investments, with a maturity of three months or less, when acquired to be cash equivalents. The Company did not have any cash equivalents at December 31, 1998.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Cost in Excess of Net Assets of Businesses Acquired - The cost in excess of net assets of businesses acquired is being amortized on a straight-line basis over 20 years.

Impairment - The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event or a significant change in the environment in which the business assets operate. The Company considers assets to be impaired when the expected future non-discounted cash flows of the business is determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives is warranted. As of December 31, 1998, management expects its long-lived assets to be fully recoverable.

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

Concentration of Credit Risk - The Company extends credit to its customers, resulting in accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, believes that its receivable credit risk exposure is limited. The Company does not require collateral on its financial instruments.

Other  Concentrations  - A-One-A  is a member of a  cooperative  of  independent distributors through which it obtains advantageous pricing on purchases. Although A-One-A purchased 26% of consolidated purchases through this cooperative, management believes there is no business vulnerability regarding this concentration of purchases, as the products are readily available from other sources.

Advertising - Advertising costs, which were not material in 1998 or 1997, are expensed as incurred.

Earnings Per Share - Effective December 31, 1997 the company adopted SFAS No. 128 "Earnings Per Share," which established standards for computing and presenting both Basic and Diluted Earnings Per Share ("EPS").

(2) Business Acquisitions

On January 2, 1998, the Company purchased certain assets of D.M.S. Food Distributors, Inc., a Florida Corporation d/b/a Gourmet Distributors ("Gourmet"). Gourmet is a wholesaler of dry goods. In consideration for the purchase, the Company paid $453,764 primarily for inventory which resulted in costs in excess of fair value of net assets acquired of $400,000. The acquisition has been accounted for as a purchase. The operations of Gourmet have been included in the Company's results of operations from the date of acquisition. Management has deemed the operations of this acquisition immaterial for pro forma purposes.

In February 1998, effective January 1, 1998, the Company purchased all of the outstanding stock of Fresh, a related entity because of common shareholders. The operations of Fresh have been included in the Company's results of operations from the date of acquisition. Results of operations for 1997 include sales to and purchases from Fresh of $203,327 and $357,425 respectively. In consideration for the purchase, the Company paid $105,000 in cash, issued 13,895 shares of common stock valued at $270,000 and forgave net accounts receivable of $141,986. The acquisition, accounted for as a purchase, resulted in cost in excess of fair value of net assets acquired of $373,004.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(2) Business Acquisitions (Continued)

On July 15, 1998, the Company acquired the assets and substantially all the liabilities of Banner through an acquisition accounted for as a purchase. The operations of Banner Beef and Seafood Co., Inc. have been included in the Company's results of operations from that date. The cost of the purchase included a base cash price of $1,800,000, the payoff of existing debt of $670,536, and other costs of $181,212. The cost of the acquisition was primarily allocated to property, plant and equipment.

In connection with the Banner acquisition, the Company entered into a five year employment agreement with the Banner operations vice president at an annual base salary of $200,000 and entered into a five-year lease for a plant located in Hialeah, Florida, which Banner uses as a processing facility. During the term of the lease, the Company has an option to purchase this property for the lesser of $1,270,000 or its independently appraised value.

A  summary  of  the   allocation  of  the  aggregate   consideration   paid  for
aforementioned acquisitions to the fair market value of the assets acquired and liabilities assumed is as follows:

Current Assets:
  Accounts Receivable                      $  448,535
  Inventories                                 773,533
  Other                                        23,893
                                           ----------

  Total                                     1,245,961

Property, Plant and Equipment               2,289,286

Cost in Excess of Net Assets Acquired         773,004
                                           ----------

  Total                                     4,308,251
                                           ----------
Current Liabilities:
  Accounts Payable and Accrued Expenses       679,452
  Other                                         6,301
                                           ----------
  Total                                       685,753
                                           ----------

  Aggregate Consideration                  $3,622,498
                                           ==========

Effective July 1, 1997, the Company acquired all of the assets and related liabilities of A-One-A in a transaction accounted for as a purchase. The operations of A-One-A have been included in the Company's results of operations from that date.

In consideration for the acquisition, the Company issued 50,000 unregistered shares of its common stock valued at $1,000,000, and paid $3,130,000 in cash. Additionally, an adjustment to the purchase price of approximately $148,000 was made subsequent to the acquisition.

In connection with the acquisition, the Company entered into 5-year employment agreements with two officers, effective July 1, 1997, and ending July 30, 2002. The employment agreements call for aggregate annual compensation of $240,000.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(2) Business Acquisitions (Continued)

Also in connection with the A-One-A acquisition, the Company entered into an agreement to lease space for use as its principal offices and warehouse. The lease term is for ten years with three five-year options to extend expiring June 30, 2007, at an annual rental of approximately $222,000 including sales tax. The Pompano Beach facility is owned by an affiliate of A-One-A officers. Under the lease, the Company has the right of first refusal to purchase the land and building at a fair market value.

During 1997, the Company acquired all of the assets and related liabilities of Dry Dock Distributors, Inc. d/b/a Bay Purveyors, ("Bay Purveyors") a Miami, Florida based dry goods distributor which sells and distributes dry goods and dairy goods to various restaurants and other business in Southern Florida. The acquisition was deemed immaterial by management of the Company. Bay Purveyors has operated as a division of A-One-A since the October 1, 1997 effective purchase date.

In consideration for the acquisition, the Company paid the shareholders of Bay Purveyors $340,000. The acquisition has been accounted for as a purchase.

The cost in excess of net assets of businesses acquired is to be amortized over 20 years using the straight-line method. Amortization amounted to $224,502 and $88,148 in the years ended December 31, 1998 and 1997 respectively.

The  following  pro forma  information  presents  the  results  of the  combined operations of Terrace, A-One-A, Fresh and Banner treating the acquired businesses as if they were subsidiaries of Terrace for each year. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been completed as of January 1, 1997 or results which may occur in the future.

Pro forma unaudited information:
                                                         Twelve months ended
                                                             December 31,
                                                         1 9 9 8      1 9 9 7
                                                         -------      -------

Total Revenues                                        $ 33,832,500  $23,559,721

Loss from Continuing Operations                       $ (3,016,591) $(1,986,438)

Basic and Diluted Loss from Continuing
  Operations Per Share of Common Stock                $      (4.48) $    (4.32)

(3) Discontinued Operations and Divestitures

Frozen Dessert Business - In February 1997, the Company acquired certain assets and related liabilities of DownEast Frozen Desserts, LLC ("DownEast"), which manufactured and marketed frozen desserts under the name Deering Ice Cream, Inc. ("Deering").

The Company sold this business in December 1997, at loss of approximately $1,385,000. Operating results of Deering, including net sales of approximately $6,360,000 are included in discontinued operations in the statement of operations for the year ended December 31, 1997.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


(3) Discontinued Operations and Divestitures (Continued)

Hospitality Business - In November 1997, the Company adopted a formal plan to sell the Hospitality Business to Samuel H. Lasko then President, Treasurer and a Director of the Company and to an unrelated party. The disposal was completed in 1998.

The 1997 estimated loss on the disposal of the Hospitality Group of approximately $742,000, included a provision of $20,000 for expected losses during the phase- out period. The Company received $90,000 from the unrelated party. Dr. Lasko relinquished his employment contract and gave the Company an 8% promissory note in the principal amount of $159,000. The note is due in equal annual principal installments on April 30, 1999, 2000, and 2001.

Operating results, including net sales of approximately $4,853,000 of the Hospitality Group are included in discontinued operations, in the statements of operations for the year ended December 31, 1997.

During 1998 the Company incurred costs of $39,483 in excess of the amounts provided in 1997 for expected losses during the phase out periods.

(4) Inventories

Inventories at December 31, 1998 consisted of:

Raw Materials                                         $    729,205
Semi-Processed Goods                                        65,625
Finished Goods                                             833,046
                                                      ------------

  Total                                               $  1,627,876
  -----                                               ============

(5) Property and Equipment

The following is a summary of property and equipment:

Land                                                  $    197,951
Buildings                                                1,322,475
Machinery and Equipment                                  2,475,179
Transportation Equipment                                   964,943
Office Equipment, Furniture and Fixtures                   374,248
Leasehold Improvements                                      97,836
Construction in Progress                                   161,499
                                                      ------------

Total - At Cost                                          5,594,131
Less: Accumulated Depreciation                            (404,753)
                                                      ------------

  Property and Equipment - Net                        $  5,189,378
  ----------------------------                        ============

Included in the total cost above are assets acquired under capital leases in the gross amount of $1,048,799. Amortization expense totaling $117,109 is included in depreciation expense. Accumulated amortization at December 31, 1998 is $168,971. Depreciation expense related to property and equipment amounted to $335,217 and $69,465 for the years ended December 31, 1998 and 1997, respectively.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(6) Line of Credit and Term Loan

In July 1998, the Company and its subsidiaries entered into a financing agreement with a bank under which the bank provided a line of credit, subject to available collateral, to a maximum of $4,000,000 and a term loan of $2,000,000. The loans are collateralized by virtually all assets of the Company. All cash received by the Company must be remitted to the bank as long as there is an outstanding balance under the line of credit, which will expire on July 15, 2001. The line of credit accrues interest at .5% over the bank's prime lending rate. The interest rate at December 31, 1998 was 8.25%. The weighted average interest rate on short-term borrowings as of December 31, 1998 was 8.25%. The term loan is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 2001, with the remaining balance then due. The interest rate at December 31, 1998 was 8.75% and the outstanding balance on the loan was $1,880,950 (See Note 8). Costs related to the financing are being amortized over its term. Amortization expense recorded in 1998 was $93,747.

The loan agreement requires the Company to maintain certain financial ratios. In addition, the loan agreement restricts additional borrowings, dividends and acquisitions as defined. The Company was in default of certain covenants at December 31, 1998. The bank has agreed to waive its right to consider the loans in default.

(7) Convertible Subordinated Notes

On June 25, 1998, the Company issued to a private investor $2,625,000 principal amount 12% convertible subordinated notes ("Notes"), and warrants to purchase 40,000 shares of common stock of the Company. The original terms of Notes included conversion, at the option of the private investor, into Common Stock of the Company at a rate of the lower of $10.00 per share, or a rate based on the market price of the Company's common stock during the 30 trading day period preceding the end of the 60-day period ended December 4, 1998, during which the Company temporarily reduced the exercise price of its $40.00 warrants to $10.00. The exercise price of the warrants is the same as the conversion rate of the Notes. At any time, the Notes not then converted or repaid, could be converted at the option of the Company, into redeemable convertible 8% cumulative preferred stock ("Preferred Stock") of the Company. The Notes, warrants and
Preferred Stock issued to the private investor are subject to anti-dilution adjustments, registration rights, interest and dividend adjustments and payment by the Company of certain fees and expenses in connection with the transaction. The Company also granted the private investor an option to purchase 50,000 shares of the Company's common stock. That option expired, unexercised, December 31, 1998.

The Company received proceeds of $2,500,000 on the $2,625,000 Notes resulting in a discount of $125,000 and an additional discount of $281,000 attributed to the warrants and option. The Note discount of $406,000 is being amortized over the term of the Notes. Amortization expense recorded in 1998 related to the note was $116,000.

The terms of the Note required the Company to attain a specified earnings level for 1998, which was not attained. Accordingly, the Company is obligated to issue the private investor additional warrants to purchase 25,000 shares of common stock of the Company which are exercisable at $6.00 per share. Additionally, the original terms of Notes have been amended (See Note 18).

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(8) Long-Term Debt

At December 31, 1998, long-term debt consisted of the following:

Bank term loan  payable in  thirty-six  monthly  installments of  $23,810  plus interest at 1% above the bank's prime rate
  through July 2001, with the balance then due (See Note 6).         $1,880,950

Note payable in thirty-six monthly total installments of $9,382, including interest at 8.77% per annum, through October 2001,
  collateralized by certain manufacturing equipment.                    281,552

Capital lease obligation  payable in forty-eight  monthly total
  installments of $6,215   including   interest  at  11.14%
  per  annum   through   March  2003, collateralized by certain
  manufacturing equipment.                                              239,822

Notes payable in  thirty-six  to sixty  total  monthly
  installments  of $1,377-$2,142  including  interest at
  14.6%-16.1%  per annum through  February 2003,
  collateralized by certain computer equipment and software.            109,288

Notes payable in thirty-six to sixty total monthly installments of
  $1,150-$6,583 including interest at 7.68%-9.8% per annum
  through July 2003, collateralized by certain transportation
  equipment.                                                            365,773
                                                                    -----------

  Total                                                               2,877,385
  Less: Current Portion                                                (566,754)
                                                                    -----------
  Total                                                             $ 2,310,631
                                                                    ===========

Long-term debt at December 31, 1998 matures as follows:

  1999                                                              $   566,754
  2000                                                                  537,168
  2001                                                                1,555,047
  2002                                                                  167,540
  2003                                                                   50,876
                                                                    -----------

  Total                                                             $ 2,877,385
                                                                    ===========

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------




(9) Income Taxes

Under  generally  accepted  accounting  principles,   deferred  tax  assets  and
liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Temporary differences include different tax and book bases of property and equipment and intangible assets. Generally accepted accounting principles requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. The operating loss carry forwards at December 31, 1998, (assuming all operating loss carry forwards will be available) amount to approximately $8,900,000. Such loss carry forwards will expire at the rate of $3,350,000 in 2013, $4,000,000 in 2012, $1,200,000 in
2011 and $350,000 in 2010. At December 31, 1998, based on the amount of operating loss carry forwards, the Company would have had a deferred tax asset of approximately $3,000,000. However, because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carry forwards, a valuation allowance of $3,000,000 has been established representing an increase of $1,100,000 from December 31, 1997. Accordingly, no deferred tax asset is reflected in these financial statements.

(10) Loss Per Share

Loss per share of common stock is based on weighted average number of common shares outstanding for each period presented. There were no potential common shares included as they were all considered to be anti-dilutive. Securities that could potentially dilute earnings per share in the future include common stock purchase warrants and options to purchase common stock representing approximately 777,000 Common Shares. The Company has 948,342 shares of common stock issued and outstanding at December 31, 1998.

(11) Commitments and Contingencies

Operating Leases - Future minimum rental payments under operating leases, including equipment leases, with terms in excess of one year are as follows:

Year ending December 31,                        Amount

  1999                                       $  579,470
  2000                                          575,070
  2001                                          572,592
  2002                                          538,236
  2003                                          333,775
  Thereafter                                    775,912
                                             ----------

  Total                                      $3,375,055
                                             ==========

A-One-A's main operating facility is leased from an affiliate of two of A-One-A's officers at an annual rate of approximately $222,000 through June 2007. The lease provides the Company with three five year renewal options.

The Company also leases a plant located in Hileah, Florida at an annual rate of approximately $128,000. The lease term is for five years through June 2003. There is no renewal option for this lease.

Rent expense related to the leases for the years ended December 31, 1998 and 1997 was $462,005 and $142,630, respectively.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(11) Commitments and Contingencies (Continued)

Employment Agreements - In addition to the A-One-A and Banner employment agreements (See Note 2), the Company has an employment agreement with its Executive Vice President and Chief Operating Officer, through August 31, 2000, for a base salary of $125,000 per year.

Standby Letter of Credit - The Company has available a standby letter of credit in the amount of $25,000, which is being maintained as security for payments related to purchases of inventory. The letter of credit is collateralized through the Company's bank line of credit.

Litigation - The Company is party to litigation arising from the normal course of business. In management's opinion, this litigation will not materially affect the Company's financial position, results of operations or cash flows.

(12) Description of Securities

Common Stock - The Company is authorized to issue 25,000,000 shares of common stock, par value $.001 per share.

Holders of common stock are entitled to dividends when, as and if declared by the Board of Directors, subject to any priority as to dividends for any preferred stock that may be outstanding.

In September 1998, the Company issued 10,091 unregistered shares to repay $126,132 of outstanding loans related to its 1997 acquisition of the Deering Ice Cream business.

In October and November 1998, the Company sold 78,000 unregistered shares at prices ranging from $9.30 to $10.00, with proceeds of $760,000. Unrelated investors purchased 50,000 shares and directors, officers and employees purchased 28,000 shares.

Warrant holders exercised warrants to purchase 26,951 shares of the Company's common stock for $306,704.

In November 1998, the Company issued 11,000 unregistered shares to satisfy $110,000 of indebtedness to the former owners of A-One-A related to its acquisition in 1997.

In November 1997, the Company sold 20,000 shares of unregistered common stock to an unrelated party for $11.00 per share. The issuance of these shares resulted in a charge to operations of $180,000.

Convertible Preferred Stock - During 1997 the Company issued 1,523,825 Preferred Units each consisting of one share of Convertible Preferred Stock and two warrants, each to purchase one-tenth of a share of Company common stock at $40 per share for aggregate consideration of $2,637,300, net of offering costs. In connection with the offering, the Company issued the soliciting agent and its assignees, warrants to purchase 75,000 shares of Company common stock at a price of $40 per share, exercisable through December 4, 2000. There were no dividends declared or paid on the Convertible Preferred Stock during 1997 or 1998. On July 31, 1998, all of the outstanding shares of the Convertible Preferred Stock automatically converted on the basis of one-fifth of a common share for each convertible preferred share into shares of common stock of the Company.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(12) Description of Securities (Continued)

Options and Warrants - The Company has the following options and warrants to purchase of shares common stock outstanding at December 31, 1998:

Options - In connection with the initial public offering of Common Shares, the underwriter purchased an option from the Company to purchase up to 125,000 units each consisting of one-tenth of a share of common stock and a warrant to purchase one-tenth of a share of common stock and 1,650 shares of common stock. The option is exercisable through December 4, 2000 at $45.00 for each unit and each share of common stock.

Warrants                                         Number of Shares Exercise Price
--------                                         ---------------- --------------

Issued in connection  with initial public
  offering of Common Shares in 1995 and
  the sale of Convertible Preferred Stock Units
  in 1997; exercisable through December 4, 2000       445,610        $ 40.00

Issued in connection with Deering purchase and to one
  current and one former executive of the company in
  1997; exercisable through August 31, 2000           130,833         11.875

Issued in connection with Convertible  Subordinated
 Notes in 1998;  exercisable through June 30, 2002
  (See Note 6).                                        40,000           6.00

Issued in connection with sales of Common
  Shares in 1998; exercisable through
  November 30, 2003                                    12,500          10.00

Issued prior to initial public offering in 1995;
  exercisable through December 4, 2000.                20,000         100.00

(13) Stock Option Plan

The Company adopted the 1997 Stock Option Plan (the "Plan") which enables its Board of Directors to grant options for the purchase of shares of its common stock. The Plan, as amended, authorizes the grant of options to purchase up to an aggregate of 1,750,000 shares of the Company's Common Stock, to (i) officers and other full-time salaried employees of the Company and its subsidiaries with managerial, professional or supervisory responsibilities, and (ii) consultants and advisors who render bona fide services to the Company and its subsidiaries, in each case, where the compensation committee of the Board of Directors determines that such officer, employee, consultant or advisor has the capacity to make a substantial contribution to the success of the Company. The purposes of the Plan are to enable the Company to attract and retain persons of ability as officers and other key employees with managerial, professional or supervisory responsibilities, to retain able consultants and advisors, and to motivate such persons to use their best efforts on behalf of the Company by providing them with an equity participation in the Company.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


(13) Stock Option Plan (Continued)

Pursuant to the Plan, the Board of Directors have made the following grants:

                  Shares     Exercise Price            Expiration
                  ------     --------------            ----------
1997
                  63,000         $11.875                February, 2007
                  10,800           23.10                June-September, 2007
1998
                   1,000           16.90                January, 2008
                   1,000           23.10                March, 2008
                  10,000           15.60                July, 2008
                  17,000           13.75                August 2008
                  28,000           10.00                November, 2008

The options generally vest over a three-year period, one-third per year.

A summary of the options is as follows:

                                                             Weighted Average
                                                      Shares  Exercise Price
                                                      ------  --------------
Outstanding at December 31, 1996
  Granted                                             73,800         $13.50
  Exercised                                               --             --
  Expired/Canceled                                        --             --
                                                     -------

Outstanding at December 31, 1997                      73,800         $13.50

  Granted                                             57,000         $12.45
  Exercised                                               --             --
  Expired/Canceled                                   (16,500)         12.53
                                                     -------

Outstanding at December 31, 1998                     114,300         $13.11
                                                     =======

Exercisable at December 31, 1998                      23,767         $13.40
                                                     =======

Certain options and warrants included in the prior year table have been reflected in Note 12.

If compensation cost of $492,000 and $890,000, for options issued under the Plan in 1998 and 1997, respectively, had been determined based on the fair value at the grant dates for awards under Plan, consistent with the alternative method set forth under SFAS No. 123, the Company's net loss and basic and diluted net loss per share of Common Stock would have been increased on a pro forma basis as indicated below:

                                                            Years ended
                                                            December 31,
                                                        1 9 9 8        1 9 9 7
                                                        -------        -------
Net Loss:
  As Reported                                          $(2,719,464) $(4,352,053)
  Pro Forma                                            $(3,211,464) $(5,242,053)

Basic and Diluted Net Loss Per Share of Common Stock:
  As Reported                                          $     (4.04) $     (9.80)
  Pro Forma                                            $     (4.77) $    (11.80)

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


(13) Stock Option Plan (Continued)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumption used for the grants awarded in 1998 and 1997, respectively:

                                                             Years ended
                                                            December 31,
                                                         1 9 9 8      1 9 9 7
                                                         -------      -------

  Dividend Yields                                            0%           0%
  Expected Volatility                                       92%          76%
  Risk-Free Interest Rate                                  4.7%         6.0%
  Expected Lives                                        3.8 Years    4.0 Years

The weighted-average fair value of options granted was $8.63 and $7.60 for the years ended December 31, 1998 and 1997, respectively.

The following table summarizes information about stock options and warrants at December 31, 1997:

                                    Outstanding                    Exercisable
                                    -----------                    -----------
                              Weighted      Weighted                 Weighted
  Range of                    Remaining      Average                 Average
  --------                    ---------      -------                 -------
Exercise Prices   Shares  Contractual Life Exercise Price Shares  Exercise Price
---------------   ------  ---------------- -------------- ------  --------------

$10.00  - 11.85    75,500     8.8 Years       $ 11.16      20,550    $11.85
$13.75  - 16.90    28,000     9.6 Years       $ 14.52          --        --
$23.10             10,800     8.6 Years       $ 23.10       3,267    $23.10
                  -------                                  ------

                  114,300     9.0 Years       $ 13.11      23,767    $13.40
                  =======                                  ======

(14) Going Concern Considerations

The Company has incurred recurring operating losses from operations and had a working capital deficiency of approximately $3,105,000 at December 31, 1998, which would ordinarily raise substantial doubt about the Company's ability to continue as a going concern. Management's actions and plans to deal with the possible adverse effects of these factors have alleviated such doubt.

A group of private investors has committed to invest additional equity capital into the Company (See Note 18). Additionally, during the first quarter of 1999, management believes the food distribution operations have been improved with the securing of substantial new business, particularly with high volume institutional accounts. Management believes this additional sales volume will contribute to increased profitability and reduced seasonable variability. Management intends to continue it aggressive marketing efforts in these areas as well as to cruise line and export customers.

Management further believes that a key element in its plan is to substantially increase sales volume at Banner, where the Company has developed the capability of producing high quality innovative products for the home meal replacement ("HMR") market.

Several major customers have accepted the products on a limited basis with good prospects for significantly expanded distribution. Presentations have been made to a number of additional customers and initial responses have been positive.

 Management believes the proceeds from the equity investment, combined with its plans for operating growth and efficiencies will allow for the Company's continuing operations.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------




(15) Segment Data

The following information is presented as a result of the Company adopting SFAS No. 131, "Disclosures about Segments of on Enterprise and Related Information." At December 31, 1998, the Company's two business units have distinct management teams and infrastructures that offer different products which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Food Distribution and Food Processing and Manufacturing. Each segment has a distinct customer base and requires different strategic and marketing efforts. Food Distribution includes the operations of the Company's A-One-A and Fresh subsidiaries and Food Processing and Manufacturing is represented by Banner.

Terrace evaluates performance based on operating profit before interest and taxes. Accordingly, interest has not been allocated to the operating segments.

Year ended December 31, 1998

                                                      Food
                                     Food        Processing and
                                 Distribution     Manufacturing     Total
                                 ------------     -------------     -----

Sales                            $27,981,862      $3,029,335     $31,011,197
Depreciation and Amortization        478,383          81,039         559,422
Operating Loss                      (276,394)       (753,454)     (1,029,848)
Segment Assets                     9,837,572       5,358,607      15,196,179
Expenditures For Segment Property
  and Equipment                      872,161       1,697,865       2,570,026

Reconciliation of segment amounts to consolidated amounts:

Loss from continuing operations:
  Total Segments                                                 $(1,029,848)
  Interest Expense                                                  (670,128)
  Amortization of Deferred Financing Costs                           (61,550)
  Interest Income                                                     10,549
  Corporate Expenses                                                (829,004)
                                                                 -----------

  Total                                                          $(2,579,981)
                                                                 ===========

Assets:
  Total Segments                                                 $15,196,179
  Note Receivable                                                    159,000
  Other Assets                                                       426,368
  Other Current Assets                                                38,622
                                                                 -----------

  Total                                                          $15,820,169
                                                                 ===========

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(15) Segment Data (Continued)

Year ended December 31, 1997


                                                    Food
                                                Distribution         Total
                                                ------------         -----

Sales                                             $8,929,462      $8,929,462
Depreciation and Amortization                        157,613         157,613
Operating Loss                                      (207,722)       (207,772)
Segment Assets                                     6,689,284       6,689,284
Expenditures for Segment Property and Equipment      201,774         201,774

Reconciliation of segment amounts to consolidated amounts:

Loss from Continuing Operations:
  Segment                                                        $  (207,772)
  Interest Expense                                                   (79,594)
  Interest Income                                                     22,601
  Corporate Expenses                                              (1,146,751)
                                                                 -----------

  Total                                                          $(1,411,516)
                                                                 ===========

Assets:
  Segment                                                        $ 6,689,284
  Due on Sale                                                         90,000
  Other Assets                                                           500
  Restricted Cash                                                    137,701
  Other Current Assets                                                 9,857
                                                                 -----------

  Total                                                          $ 6,927,342
                                                                 ===========

(16) Fair Value of Financial Instruments

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

In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including trade receivables, amounts due on sale of discontinued operations, related party balances, trade payables, bank line of credit and letter of credit, it was assumed that the carrying amount approximated fair value for these instruments because of their short maturities. It was estimated that the carrying amount of the Company's long-term debt approximated its fair value based on quoted market prices for similar issues.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------


(17) New Authoritative Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

On March 31, 1999, the FASB released a proposal for public comment that would resolve certain practice issues raised when accounting for stock options. Since the issuance of APB Opinion 25, "Accounting for Stock Issued to Employees," questions have surfaced about its application and differing practices have developed. The FASB's broad reconsideration of the stock compensation issue culminated in the issuance of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1995. SFAS No. 123 permits the continued application of APB Opinion 25 for employees. However, questions remain about the proper application of APB Opinion 25 in a number of circumstances. The FASB's proposed Interpretation would clarify how to apply APB Opinion 25 in certain situations.

The proposed Interpretation includes the following conclusions:

o Once an option is repriced, that option must be accounted for as a variable plan from the time it is repriced to the time it is exercised. Consequently, the final measurement of compensation expense would occur at the date of exercise.

o Employees would be defined as they are under common law for purposes of applying APB Opinion 25.

o APB Opinion 25 does not apply to outside directors because, by definition, an outside director cannot be an employee. Accordingly, the cost of issuing stock options to outside board members will have to be determined on a fair value basis in accordance with SFAS No. 123, and recorded as an expense in the period of the grant (the service period could be prospective, however).

o Since APB Opinion 25 was issued in 1972, the terms of many "section 423" tax plans have changed from those in existence at the time. Many of those plans now provide that employees can purchase an employer's stock at the lesser of 85 percent of the stock price at the date of grant or 85 percent of the price at the date of exercise. This provision is refereed to as a "look-back" option. The FASB decided that plans with a look-back option do not," in and of themselves, create a compensatory plan.

o A subsidiary may account for parent company stock issued to its employees under APB Opinion 25 in their separately issued financial statements, provided the subsidiary is part of the parent's Consolidation financial statements.

The FASB's proposed  Interpretation  would be effective upon issuance,  which is
expected  in  September   1999,  but  generally  would  cover  plan  grants  and
modifications that occur after December 25, 1998.

TERRACE FOOD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 1998 AND 1997
------------------------------------------------------------------------------



(18) Subsequent Event

On April 13, 1999, the Company issued 19,618 shares of a newly authorized Class C Preferred Stock together with Warrants to purchase 340,000 shares of the Company's Common Stock. The shares and warrants were purchased by a private investor group which included three of the Company's Directors.
 The Company received proceeds of approximately $1,700,000 in this transaction which will be used for operating purposes.

The Preferred Stock provides for a cumulative annual coupon dividend of 13% and the issue was priced to yield an effective annual dividend of 15%. The Preferred Stock is redeemable, in cash, at the option of the Company through March 30, 2000, when it becomes mandatorily redeemable either in cash or through conversion into 17% Notes which would mature on March 31, 2003. The stock purchase warrants, which expire four years from their date of issue, provide for the purchase of Company's Common Stock at a price of $9.00 per share.

Also on April 13, 1999, the Company and the private investor agreed to amend the terms of the Convertible Subordinated Notes (See Note 7). The maturity date of the Notes was extended to March 31, 2000, the Conversion Price of the Notes to either Common or Preferred Shares and the Exercise Price of the Warrants was set at $6.00 per share through that date. Any default which may have occurred under the agreement was waived or deemed cured. The Company will issue additional $621,000 in Notes as payment for accrued and unpaid interest on the Notes through April 13, 1999 and other consideration to the private investor. The Company will also issue the private investor additional 25,000 Warrants to purchase the Company's Common Stock at an exercise price of $9.00 per share.

(19) Subsequent Event (Unaudited) Subsequent to the Date of the Report of Independent Auditors

On April 30, 1999, the Company reached a final settlement relating to certain claims and disputes arising from the sale of Deering in December 1997. The terms of the settlement provide for the Company to make a cash payment and relinquish its right to receive royalties from the buyer. Costs relating to the settlement of $100,000 have been included in discontinued operations in the consolidated statement of operations for the year ended December 31, 1998.



                          .   .   .   .   .   .   .   .