Form 10QSB
period 1999-03-31
TERRACE FOOD GROUP INC
filed 1999-05-18
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number:  0-27132

                            Terrace Food Group, Inc.
                  ---------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)


           Delaware                                     65-054270
----------------------------------          -----------------------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)


1351 NW 22nd Street, Pompano Beach, FL                    33069
---------------------------------------     -----------------------------------
(Address of Principal Executive Officer)                (Zip Code)


                                 (954) 917-7272
             ------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                             Terrace Holdings, Inc.
   ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for past 90 days. Yes X No .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___.

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of the date of this report, the issuer had 948,342 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:

Check one:  Yes       No  X
                ---      ---

               This is page 1 of 15 sequentially numbered pages.

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended March 31, 1999
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

                                                                         Page
                                                                         ----
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Balance Sheet as of March 31, 1999 (Unaudited)..    3

         Statements of Operations for the three ended March 31, 1999
         and 1998 (Unaudited).........................................    4

         Statements  of Cash Flow for the three months ended
         March 31, 1999 and 1998 (Unaudited)..........................    5&6

         Notes to Financial Statements................................    7-11

Item 2:  Management's Discussion and Analysis.........................    12&13

Part II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.............................    14

         Signatures...................................................    15


                             . . . . . . . . . . . .

Item 1.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AT MARCH 31, 1999
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Accounts Receivable (Less Reserve for
       Doubtful Accounts of $152,154)                              $  4,829,286
   Inventory                                                          1,833,156
   Current Portion of Note Receivable - Stockholder                      53,000
   Other Current Assets                                                 237,945
                                                                   ------------
   Total Current Assets                                               6,953,387

Property and Equipment - At Cost,
   (Net of Accumulated Depreciation of $538,416)                      5,133,633

Cost in Excess of Net Assets of Business Acquired
(Net of Accumulated Amortization of $370,192)                         4,141,935

Other Assets - Net                                                      425,303
Note Receivable - Stockholder                                           106,000
                                                                   ------------
   Total Assets                                                    $ 16,760,258
                                                                   ============

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable                                                $  3,955,406
   Cash Overdraft                                                     1,086,795
   Accrued Expenses                                                     984,223
   Current Portion of Long-Term Debt                                    606,608
   Line of Credit                                                     3,598,948
                                                                   ------------
   Total Current Liabilities                                         10,231,980

Other Non-Current Liabilities                                           169,165
Long-term Debt                                                        2,193,849
Convertible Subordinated Notes                                        2,393,000
                                                                   ------------

   Total Liabilities                                                 14,987,994
                                                                   ------------
   Commitments and Contingencies

Stockholders' Equity:
    Preferred Stock - $.001 Par Value, 10,000,000 Shares
        Authorized, None Issued and Outstanding

   Common Stock - $.001 Par Value, 25,000,000 Shares
      Authorized, 948,342 Issued and Outstanding                            948

   Additional Paid-in Capital                                        10,642,012
   Accumulated Deficit                                               (8,870,696)
                                                                   ------------
   Total Stockholder's Equity                                         1,772,264
                                                                   ------------
   Total Liabilities and Stockholders' Equity                      $ 16,760,258
                                                                   ============

See Notes to Financial Statements

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three months ended
                                                       ------------------
                                                           March 31,
                                                           ---------
                                                      1999            1998
                                                 ------------    ------------

Net Sales                                        $ 11,096,995    $  6,955,120

Cost of Sales                                       8,183,627       4,884,252
                                                 ------------    ------------

   Gross Profit                                     2,913,368       2,070,868
                                                 ------------    ------------

Operating Expenses:
   Selling, General & Administrative                2,840,937       1,864,706
   Provision for Doubtful Accounts                     20,891           2,500
                                                 ------------    ------------
   Total Operating Expenses                         2,861,828       1,867,206
                                                 ------------    ------------

   Income from Operations                              51,540         203,662
                                                 ------------    ------------

Other Income (Expense)
Interest Income                                         3,180            --
Interest Expense                                     (312,505)        (77,182)
                                                 ------------    ------------

   Other (Expense), Net                              (309,325)        (77,182)
                                                 ------------    ------------
Income (Loss) Continuing Operations                  (257,785)        126,480

Income on Disposal Operations                            --             7,494
                                                 ------------    ------------

   Net Income (Loss)                             $   (257,785)   $    133,974
                                                 ============    ============

Income (Loss) Per Share of Common Stock
   Loss from Continuing Operations                      $(.27)           $.26
    Income (Loss) from Discontinued Operations            --              --
                                                        -----            ----

Basic Net Income (Loss) Per Share of
   Common Stock                                         $(.27)           $.26
                                                        =====            ====

Diluted Net Income (Loss)
    Per Share Common Stock                              $(.27)           $.16
                                                        =====            ====

Weighted Average Shares of
    Common Stock Outstanding                          948,342         511,138


See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------


                                                           Three months ended
                                                            ------------------
                                                                  March 31,
                                                                 ---------
                                                            1999           1998
                                                        -----------    -----------
Operating Activities:
   Income (Loss) from Continuing Operations             $  (257,785)   $   126,480
                                                        -----------    -----------

   Adjustments to Reconcile (Loss) to Net Cash
   (Used For) Provided by Operating Activities
     Depreciation and Amortization                          299,098         99,407
     Provision for Doubtful Accounts                         20,891          2,500

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
      Accounts Receivable                                  (842,026)      (444,853)
      Inventory                                            (205,279)      (298,903)
      Other Current Assets                                  (76,855)      (139,319)
      Due from Related Party                                               122,752
      Reduction in Restricted Cash and Other Assets                         36,661


   Increase (Decrease) in:
      Accounts Payable                                      549,306      1,365,369
      Accrued Expenses and other Current Liabilities         (7,592)      (189,625)
      Other Liabilities                                     (15,000)
                                                        -----------    -----------
   Total Adjustments                                       (277,457)       553,989

   Net Cash - Operating Activities                         (535,242)       680,469
                                                        -----------    -----------

Investing Activities:
   Acquisition of Equipment, Furniture & Fixtures           (77,917)      (274,086)
   Purchase of Business Net of Cash Acquired                              (340,814)
                                                        -----------    -----------

   Net Cash - Investing Activities                          (77,917)      (614,900)

Financing Activities:
   Net Borrowings Under Line of Credits                     753,139       (245,921)
   Proceeds From Warrants Exercised                                        156,250
Net Long-term Debt Borrowing                               (139,980)        24,102
                                                        -----------    -----------

   Net Cash-Financing Activities                            613,159        (65,569)
                                                        -----------    -----------

   Net (Decrease) Increase in Cash & Cash Equivalents         - 0 -          - 0 -




   See notes to financial statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                     Three months ended
                                                                     ------------------
                                                                           March 31,
                                                                          ---------
                                                                     1999           1998
                                                                 -----------    -----------




   Net (Decrease) Increase in Cash and Cash Equivalents -
   Discontinued Operations                                             - 0 -         (6,960)

   Cash and Cash Equivalents - Beginning of Period               $     - 0 -           - 0 -
                                                                  -----------    -----------

   Cash and Cash Equivalents - End of Period                     $     - 0 -          - 0 -
                                                                 ============    ===========


Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods For:

   Interest                                                      $   124,380    $    77,182
   Taxes




See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(1)      Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary in order to make the financial statements not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Terrace Food Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the financial statements and notes for the period ended December 31, 1998 included in the Terrace Food Group, Inc. Form 10-KSB.


(2)      Reverse Split of Common Stock

Effective March 15, 1999, the Shareholders of the Company approved a one for ten reverse split of the Company's common stock without any other changes in authorization par value or otherwise. All per share and share amounts for all periods presented have been adjusted to reflect this reverse split.


(3)      Name Change

In August 1998 the Company's shareholders approved the change of the Company's name to Terrace Food Group, Inc.


(4)      Income Per Share

Income per share of common stock is based on the weighted average number of common shares outstanding for each period presented. There were no potential common shares included for 1999 as they were all considered to be anti-dilutive. Securities that could potentially dilute earnings per share in the future include warrants and options to purchase common stock representing approximately 777,000 Common Shares. The Company has 948,342 shares of Common Stock issued and outstanding at March 31, 1999. In 1998 the Company had 1,523,825 shares of Preferred Stock outstanding which was convertible into 304,765 shares of Common Stock, resulting in total weighted average of Diluted Common Stock outstanding of 815,903 shares.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------


(5)      Inventories

Inventories for the Company's Food Distribution segment include produce, grocery dry goods, and dairy products. Food Processing and Manufacturing inventories include raw meat and seafood, other ingredients and processed products. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.


(6) Line of Credit and Term Loan

The Company and its subsidiaries maintain a financing arrangement with a bank under which the bank provides a line of credit subject to available collateral to a maximum of $4,000,000 and a term loan. The loans are collateralized by virtually all assets of the Company. All cash received by the Company must be remitted to the bank so long as there is an outstanding balance under the line of credit which will expire on July 15, 2001. The line of credit accrues interest at .5% over the bank's prime lending rate. The term loan is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 2001, with the remaining balance then due. At March 31, 1999 the outstanding balance on the loan was $1,809,520.


(7) Convertible Subordinated Notes

In 1998, the Company issued to a private investor $2,625,000 principal amount of Convertible Subordinated Notes ("Notes"), and warrants to purchase 40,000 shares of Common Stock of the Company. The exercise price of the Warrants is the same as the conversion rate of the Notes. The Notes could be converted at the option of the Company, into Redeemable Convertible 8% Cumulative Preferred Stock ("Preferred Stock") of the Company. The Notes, Warrants and any Preferred Stock issued to the private investor are subject to anti-dilution adjustments, registration rights, interest and dividend adjustments and payment by the Company of certain fees and expenses in connection with the transaction. The Company received proceeds of $2,500,000, with $281,000 attributed to the Warrants and Option and $2,219,000 to the Note. The Note discount of $406,000 is being amortized over the term of the Note.

The Note agreement required the Company to attain a specified earnings level for 1998, which was not attained. Accordingly, the Company is obligated to issue the private investor additional warrants to purchase 25,000 shares of Common Stock of the Company that are exercisable at $6.00 per share and the interest rate was increased to 14%.

On April 13, 1999, the Company and the private investor agreed to amend the terms of the Notes. The maturity date extended to March 31, 2000, the Conversion Price of the Notes to either Common or Preferred Shares and the Exercise Price of the Warrants was set at $6.00 per share through the maturity date. Any default which may have occurred under the agreement was waived or deemed cured. The Company will issue additional $621,000 in Notes as payment for accrued and unpaid interest on the Notes through April 13, 1999 and other consideration to the private investor. The Company will also issue the private investor additional 25,000 Warrants to purchase the Company's Common Stock at an exercise price of $9.00 per share.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #3
(UNAUDITED)
--------------------------------------------------------------------------------


(8)      Commitments

In connection with the acquisition of A-One-A Produce & Provisions, Inc., the Company entered into 5-year employment agreements with two of its officers, effective July 1, 1997. The employment agreements call for aggregate annual compensation of $240,000.

In connection with the acquisition of Banner Beef and Seafood, Inc., the Company entered into a 5-year employment agreement with its Operations Vice President at an annual base salary of $200,000.

The Company has an employment agreement with Jonathan S. Lasko, Executive Vice President, through August 31, 2000, for a base salary of $125,000 per year. Additionally, the agreement provides that certain other benefits be made available to the Executive.


(9)      Segment Data

The Company's two business units have distinct management teams and infrastructures, offer different products and are evaluated separately in assessing performance and allocating resources. These units are being reported as two segments: Food Distribution and Food Processing and Manufacturing. Each segment is managed separately, has a distinct customer base and requires different strategic and marketing efforts. Food Distribution includes the operations of the Company's A-One-A Produce and Provisions, Inc. and Fresh, Inc. subsidiaries and Food Processing and Manufacturing is represented by Banner Beef and Seafood Co. Inc.

Terrace evaluates performance based on operating profit before interest and taxes. Accordingly, interest has not been allocated to the operating segments.


Quarter ended March 31, 1999
----------------------------

                                                                 Food
                                                Food        Processing and
                                          Distribution       Manufacturing         Total
                                          ------------       -------------         -----
Sales                                     $10,015,395          $1,081,600       $11,096,995
Depreciation and amortization                 133,345              55,981           191,206
Operating income (loss)                       532,652            (291,461)          241,191
Segment assets                              9,434,332           5,715,787        15,150,119
Expenditures for segment property
and equipment                                  51,811              26,107            77,918


TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #4
(UNAUDITED)
--------------------------------------------------------------------------------


 (9) Segment Data - continued

Reconciliation of segment amounts to consolidated amounts:

Loss from continuing operations:
   Total segments                                            $   241,191
   Interest expense                                             (312,505)
   Amortization of deferred financing costs                     (107,892)
   Interest income                                                 3,180
   Corporate expenses                                            (81,759)
                                                             -----------
     Total                                                   $  (257,785)
                                                             ===========


Assets:
    Total segments                                          $ 15,150,119
    Note Receivable                                              159,000
    Other Assets                                                 377,267
    Other current assets                                          87,077
                                                            ------------
                                                            $ 15,773,463
                                                            ============



Quarter ended March 31, 1998
----------------------------
                                                         Food
                                                  Distribution           Total
                                                  ------------     -----------
Sales                                              $ 6,955,120     $ 6,955,120
Depreciation and amortization                           99,407          99,407
Operating income                                       361,880         361,880
Segment assets                                       8,247,136       8,247,136
Expenditures for segment property
and equipment                                          274,086         274,086



Reconciliation of segment amounts to consolidated amounts:

Income (Loss) from continuing operations:
   Segment                                                          $  361,880
   Interest expense                                                    (77,182)
   Corporate expenses                                                 (158,218)
                                                                    ----------
                                                                    $  126,480
                                                                    ==========

Assets:
    Segment                                                          8,247,136
    Other Assets                                                        40,920
    Restricted cash                                                     65,439
    Other current assets                                               189,291
                                                                    ----------
Total                                                               $8,542,786
                                                                    ==========

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #5
(UNAUDITED)
--------------------------------------------------------------------------------


(10) Subsequent Event

In April and May 1999, the Company issued 19,618 shares of a newly authorized Series C Preferred Stock together with Warrants to purchase 340,000 shares of the Company's Common Stock. The shares and warrants were purchased by a private investor group that included three of the Company's Directors. The Company received proceeds of approximately $1,700,000 in this transaction which will be used for operating purposes.

The Preferred Stock provides for a cumulative annual coupon dividend of 13% and the issue was priced to yield an effective annual dividend of 15%. The Preferred Stock is redeemable, in cash, at the option of the Company through March 30, 2000, when it becomes mandatorily redeemable either in cash or through conversion into 17% Senior Notes which would mature on March 31, 2003. The stock purchase warrants, which expire four years from their date of issue, provide for the purchase of Company's Common Stock at a price of $9.00 per share.

Item 2.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The Company operates in two distinct segments of the Food Industry. It's distribution and produce processing subsidiary A-One-A Produce and Provisions, Inc. distributes fresh produce and dairy products to the foodservice, cruise ship and export customers in South Florida. The Company's manufacturing and processing subsidiary Banner Beef and Seafood Company, Inc. operates in the value added Home Meal Replacement sector and sells to the retail and foodservice distribution channels. The Company's consolidated revenues for the three months ended March 31, 1999 is approximately $11, 096,000 compared to $6,955,00 for the same period in 1998 or an increase of approximately 71%. The Company's income from operations decreased to approximately $51,500 for the three months ended March 31, 1998 as a result of its integration and start-up as Banner Beef and Seafood subsidiary.

Management believes that as its plan for growth in its newly acquired manufacturing subsidiary continues to be implemented profitable operating levels should be obtained for each company.

SEGMENT ANALYSIS
----------------

Food Distribution
-----------------

The Company's food distribution segment is comprised of companies A-One-A Produce and Provisions, Inc. and Fresh, Inc. operations which distribute and process fresh produce and dairy products throughout South Florida as well as export and cruise ship customers for the local ports. Revenues for this segment were $10,000,000 for the three months ended March 31, 1999 compared to
$6,955,000 for the three months ended March 31, 1998 and increase of approximately 43%. Operating income was $530,000 for the first three months of 1999 compared to $361,000 for the same period in 1998. This increase of approximately 47% is reflective of management's plan for increased volume and cost controls in the segment. Management believes that with its current sales opportunities as well as further reduction of its operating expenses through continued utilization of its capital investment into the facility and technology in prior periods consistent sales and operating income growth from prior comparable period should be attained.


Food Processing and Manufacturing
---------------------------------

The Company's food processing and manufacturing segment is comprised of its recently acquired Banner Beef and Seafood subsidiary. The company purchased Banner to enter the value added higher margin segment of the food industry. Management saw a strong opportunity to enter the fastest growing segment Home Meal Replacement in the industry. Revenues for the three months ended March 31, 1999 were $1,081,000 and on operating loss of $291,400. There are no comparable results for 1998 as the Company did not own Banner Beef and Seafood. The test marketing that the Company has been through in the first quarter has been successful with major chains around the Country. Management believes that as it continues its aggressive sales effort, further success with the products will be achieved. In addition, the Company continues its sales

Item 2.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS, Sheet #2
--------------------------------------------------------------------------------

effort to Banner's historic core customers in the foodservice arena. These products offer growth opportunities for the Company as well. Initial feedback from the Company's sales and marketing prospects has been extremely positive and management believes as its plan continues to take shape with increasing volume through further market exposure. Management believes the Company will realize positive results from this segment.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - None

=========================================


Reports on Form 8-K

The Registrant filed a Report on Form 8-K dated April 26, 1999 to report a press release announcing the completion of its $1.6 million preferred equity financing and issuance of its Series C Preferred Stock.

SIGNATURES
--------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TERRACE FOOD GROUP, INC.
                                  (Registrant)



Dated: May 18, 1999                     By: /s/Jonathan S. Lasko
                                            ---------------------------------
                                               Jonathan S. Lasko,
                                               Executive Vice President &
                                               Chief Operating Officer


Dated:  May 18, 1999                    By: /s/William P. Rodrigues, Jr.
                                            ---------------------------------
                                               William P. Rodrigues, Jr.,
                                               Principal Financial Officer