Form 10QSB
period 1999-06-30
TERRACE FOOD GROUP INC
filed 1999-08-16
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

[ ]      TRANSITION   REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE   SECURITIES
         EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  __________  TO
         __________.

Commission file number:  0-27132

                            Terrace Food Group, Inc.
                  ---------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

             Delaware                                     65-0594270
--------------------------------------       ----------------------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

1351 NW 22nd Street, Pompano Beach, FL                       33069
--------------------------------------       ----------------------------------
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

Transitional Small Business Disclosure Format:

Check one:  Yes        No  X
               -----     -----

               This is page 1 of 16 sequentially numbered pages.

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended June 30, 1999
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------
                                                                          Page
                                                                          ----
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Balance Sheet as of June 30, 1999 (Unaudited)...     3

         Statements of Operations for the three months and
         six months ended June 30, 1999 and 1998 (Unaudited)..........     4

         Statements of Cash Flow for the six months ended
         June 30, 1999 and 1998 (Unaudited)...........................     5&6

         Notes to Financial Statements................................     7-12

Item 2:  Management's Discussion and Analysis.........................     13&14

Part II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.............................     15

         Signatures...................................................     16


                             . . . . . . . . . . . .

Item 1.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AT JUNE 30, 1999
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Accounts Receivable (Less Reserve for
     Doubtful Accounts of $110,860)                             $  3,694,455
   Inventory                                                       2,070,307
   Current Portion of Note Receivable - Stockholder                   53,000
   Other Current Assets                                              366,136
                                                                ------------

   Total Current Assets                                            6,183,898

Property and Equipment - At Cost,
   (Net of Accumulated Depreciation of $659,821)                   5,232,266

Note Receivable - Stockholder                                         53,000

Cost in Excess of Net Assets of Business Acquired
  (Net of Accumulated Amortization of $425,694)                    4,086,433

Other Assets - net                                                   388,729
                                                                ------------

   Total Assets                                                 $ 15,944,326
                                                                ============

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable                                             $  3,303,791
   Cash Overdraft                                                  1,010,049
   Accrued Expenses                                                  574,291
   Current Portion of Long-Term Debt                                 623,672
   Line of Credit                                                  2,527,539
                                                                ------------
   Total Current Liabilities                                       8,039,342

Long-term Debt                                                     2,126,294
Convertible Subordinated Notes                                     2,807,379
Other Non-Current Liabilities                                        159,166
                                                                 ------------
   Total Liabilities                                              13,132,181
                                                                 ------------

   Commitments and Contingencies

Preferred Stock                                                    1,683,674

Stockholders' Equity:
    Common Stock - $.001 Par Value, 25,000,000 Shares
      Authorized, 948,342 Issued and Outstanding                         948
   Additional Paid-in Capital                                     10,658,239
   Accumulated Deficit                                            (9,530,716)
                                                                ------------
   Total Stockholders' Equity                                      1,128,471
                                                                ------------
   Total Liabilities and Stockholders' Equity                   $ 15,944,326
                                                                ============

See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      Three months ended              Six months ended
                                                      ------------------              ----------------
                                                           June 30,                        June 30,
                                                           --------                        --------
                                                     1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------

Net Sales                                       $  9,768,011    $  6,176,446    $ 20,865,006    $ 13,429,518

   Cost of Sales                                   7,460,051       4,541,595      15,643,678       9,725,178
                                                ------------    ------------    ------------    ------------

   Gross Profit                                    2,307,960       1,634,851       5,221,328       3,704,340

Operating Expenses:
   Selling, General & Administrative               2,541,350       1,700,386       5,382,287       3,563,713
   Provision for Doubtful Accounts                    17,366         103,108          38,257         105,608
                                                ------------    ------------    ------------    ------------

   Total Operating Expenses                        2,558,716       1,803,494       5,420,544       3,669,321

   Income (Loss) from Operations                    (250,756)       (168,643)       (199,216)         35,019
Other Income (Expense)
Royalty Income                                          --            26,000            --            26,000
Interest Income                                        2,569           3,180           5,749           3,180
Interest Expense                                    (411,831)        (82,743)       (724,336)       (159,925)
                                                ------------    ------------    ------------    ------------

   Other (Expense), Net                             (409,262)        (53,563)       (718,587)       (130,745)


Loss from Continuing Operations                     (660,018)       (222,206)       (917,803)        (95,726)

Income (Loss) from Discontinued Operations              --            (7,465)           --                29
                                                ------------    ------------    ------------    ------------

   Net Loss                                     $   (660,018)   $   (229,671)   $   (917,803)   $    (95,697)
                                                ============    ============    ============    ============


Income (Loss) Per Share of Common Stock
   Loss from Continuing Operations              $       (.77)   $       (.42)   $      (1.04)   $       (.19)
   Income (Loss) from Discontinued Operations           --              (.02)           --              --
                                                ------------    ------------    ------------    ------------
   Basic and Diluted Net (Loss)                 $       (.77)   $       (.44)   $      (1.04)   $       (.19)
                                                ============    ============    ============    ============

Weighted Average Shares of Common
   Stock Outstanding                                 948,342         526,211         948,342         518,716



Basic and Diluted Net Loss per Share of Common Stock include the effect of $68,772, $(.07) Per Share, of accrued Preferred Stock dividends for each of the three and six month periods ended June 30, 1999.



See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Six months ended
                                                                 ----------------
                                                                     June 30,
                                                                     --------
                                                                1999           1998
                                                            -----------    -----------
Operating Activities:
   Loss from Continuing Operations                          $  (917,803)   $   (95,726)

   Adjustments to Reconcile Loss to Net Cash
   (Used For) Provided by Operating Activities
     Depreciation and Amortization                              676,204        225,265
     Provision for Doubtful Accounts                             38,257         58,000

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
      Accounts Receivable                                       275,440       (325,667)
      Inventory                                                (442,431)      (276,167)
      Other Current Assets                                     (199,705)      (355,636)
      Due from Related Party                                       --          122,752
      Note Receivable from Shareholder                           53,000       (159,000)
      Due on Sale of Discontinued Operations                       --           90,000
      Restricted Cash and Other Assets                          (34,879)      (122,550)

     Increase (Decrease) in:
      Accounts Payable and Cash Overdrafts                     (179,055)       553,403
      Accrued Expenses and other Current Liabilities           (182,232)      (153,491)
      Other Liabilities                                         (25,000)          --
                                                            -----------    -----------
   Total Adjustments                                            (20,401)      (343,091)

    Net Cash - Operating Activities                            (938,204)      (438,817)

Investing Activities:
   Acquisition of Equipment, Furniture & Fixtures              (297,956)      (712,316)
   Purchase of Business Net of Cash Acquired                       --         (745,948)
                                                            -----------    -----------

   Net Cash - Investing Activities                             (297,956)    (1,458,264)
                                                            -----------    -----------

Financing Activities:
   Net Borrowings Repayment Under Line of Credit               (318,270)      (289,355)
   Proceeds From Warrants Exercised                                --          156,250
   Long-term Debt Borrowing (Repayment)                        (145,471)       198,316
   Proceeds from Issuance of Preferred Stock and Warrants     1,699,901           --
   Proceeds from Issuance of Convertible
      Subordinated Notes                                           --        2,625,000
                                                            -----------    -----------
Net Cash-Financing Activities                                 1,236,160      2,690,211

Net (Decrease) Increase in Cash & Cash Equivalents                - 0 -        793,130


See notes to financial statements.








TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOW, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Six months ended
                                                                 ----------------
                                                                     June 30,
                                                                     --------
                                                                1999           1998
                                                            -----------    -----------

   Net (Decrease) Increase in Cash and Cash Equivalents -
   Discontinued Operations                                        - 0 -             29
   Cash and Cash Equivalents - Beginning of Period                - 0 -          - 0 -
                                                            -----------    -----------

   Cash and Cash Equivalents - End of Period                $     - 0 -    $   793,159
                                                            ===========    ===========


Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods For:

   Interest                                                    $253,388       $165,689
   Taxes                                                           -0-             -0-


During the second quarter of 1999, the Company issued $630,292 of additional Convertible Subordinated Notes. $280,292 of that amount was reclassified from accrued expenses.

During the second quarter of 1999, the Company issued 19,618 shares of Preferred Stock at a discount of $346,900 from redemption value. The discount is being amortized to Additional Paid-in Capital over the term of the Preferred Stock.



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

(4)      Loss Per Share

The computation of Loss per share of common stock is based on the weighted average number of common shares outstanding for each period presented. There were no potential common shares included for 1999 as they were considered anti-dilutive. Securities that could potentially dilute earnings per share in the future include warrants and options to purchase common stock representing approximately 1,197,000 Common Shares. The Company has 948,342 shares of Common Stock issued and outstanding at June 30, 1999. In 1998, the Company had 1,523,825 shares of Preferred Stock outstanding, which converted into 304,765 shares of Common Stock in July 1998.

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

(6)  Line of Credit and Term Loan

The Company and its subsidiaries maintain a financing arrangement with a bank under which the bank provides a line of credit subject to available collateral to a maximum of $4,000,000 and a term loan. The loans are collateralized by virtually all assets of the Company. All cash received by the Company must be remitted to the bank so long as there is an outstanding balance under the line of credit, which will expire on July 15, 2001. The line of credit accrues interest at .5% over the bank's prime lending rate. The term loan is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 2001, with the remaining balance then due. At June 30, 1999 the outstanding balance on the loan was $1,738,090.


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

The Note agreement required the Company to attain a specified earnings level for 1998, which was not attained. Accordingly, the Company has issued the private investor additional warrants to purchase 25,000 shares of Common Stock of the Company that are exercisable at $6.00 per share and the interest rate of the notes was increased to 14%.

On April 13, 1999, the Company and the private investor agreed to amend the terms of the Notes. The maturity date extended to March 31, 2000, the Conversion Price of the Notes to either Common or Preferred Shares and the Exercise Price of the Warrants was set at $6.00 per share through the maturity date. Any default which may have occurred under the agreement was waived or deemed cured. The Company has issued the private investor an additional $631,000 in Notes as payment for accrued and unpaid interest on the Notes through April 13, 1999 and other considerations. The Company has also issued the private investor 25,000 additional Warrants to purchase the Company's Common Stock at $9.00 per share.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #3
(UNAUDITED)
--------------------------------------------------------------------------------

(8)      Commitments

In connection with the acquisition of A-One-A Produce & Provisions, Inc., the Company entered into 5- year employment agreements with two of its officers, effective July 1, 1997. The employment agreements call for aggregate annual compensation of $240,000.

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

(9) Preferred Stock

As of April 23, 1999, the Company issued 19,618 shares of a newly authorized Series of Preferred Stock together with Warrants to purchase 340,000 shares of the Company's Common Stock. The shares and warrants were purchased by a private investor group that included three of the Company's Directors. The Company received proceeds of approximately $1,700,000 in this transaction that are being used for operating purposes.

The Preferred Stock was issued at a discount, calculated yield an effective annual dividend of approximately 15%. The Preferred Stock is redeemable, in cash, at the option of the Company through March 30, 2000, when it becomes mandatorily redeemable either in cash or through conversion into 17% Senior Notes which would mature on March 31, 2003. The stock purchase warrants, which expire four years from their date of issue, provide for the purchase of Company's Common Stock at $9.00 per share during the first year, $7.50 per share during the second year and $6.00 per share thereafter. The discount of $346,900 from the redemption value of $1,961,800 is being amortized to Additional Paid-in Capital to March 31,2000.


(10) Segment Data

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

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #4
(UNAUDITED)
--------------------------------------------------------------------------------

 (10) Segment Data - continued

Quarter ended June 30, 1999
---------------------------

                                                                      Food
                                                  Food           Processing and
                                               Distribution       Manufacturing         Total
                                               ------------       -------------         -----

Sales                                            $8,755,829          $1,012,182      $ 9,768,011
Depreciation and amortization                       139,288              39,837          179,125
Operating income (loss)                             362,072            (349,912)          12,170
Segment assets                                    9,507,183           5,809,708       15,316,891
Expenditures for segment property
     and equipment                                  111,885             108,153          220,038


Reconciliation of segment amounts to consolidated amounts:

Loss from continuing operations:
   Total segments                                                                    $    12,170
   Interest expense                                                                     (411,831)
   Amortization of deferred financing costs                                             (107,862)
   Interest income                                                                         2,569
   Corporate expenses                                                                   (155,064)
                                                                                      ----------
     Total                                                                           $  (660,018)
                                                                                      ==========

Assets:
    Total segments                                                                   $15,316,961
    Note Receivable                                                                      106,000
    Other Assets                                                                         388,729
    Other current assets                                                                 132,636
                                                                                      ----------
     Total                                                                           $15,944,326
                                                                                      ==========



Quarter ended June 30, 1998
                                                               Food
                                                           Distribution                 Total
                                                           ------------                 -----
Sales                                                        $6,176,446              $ 6,176,446
Depreciation and amortization                                   112,555                  112,555
Operating income                                               (147,333)                (147,333)
Segment assets                                                8,620,283                8,620,283
Expenditures for segment property
   and equipment                                                163,696                  163,696


TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #5
(UNAUDITED)
--------------------------------------------------------------------------------

(10) Segment Data - continued

Reconciliation of segment amounts to consolidated amounts:

Income (Loss) from continuing operations:
   Segment                                                          $  (147,333)
   Interest expense                                                     (79,563)
   Corporate expenses                                                     4,690
                                                                    -----------
Total                                                               $  (222,206)
                                                                    ===========


Assets:
    Segment                                                         $ 8,525,786
    Other Assets                                                        298,424
    Notes Receivable                                                    159,000
    Restricted cash                                                      94,497
    Other current assets                                              1,114,062
                                                                    -----------
Total                                                               $10,191,769
                                                                    ===========


Six Months ended June 30, 1999
------------------------------

                                                                      Food
                                                  Food           Processing and
                                               Distribution       Manufacturing         Total
                                               ------------       -------------         -----

Sales                                           $18,771,224          $2,093,782      $20,865,006
Depreciation and amortization                       274,744                              274,744
Operating income (loss)                             894,724            (641,373)         253,351
Segment assets                                    8,718,816           5,766,354       14,485,170
Expenditures for segment property
and equipment                                       163,696             134,260          297,956



Reconciliation of segment amounts to consolidated amounts:

Loss from continuing operations:
   Total segments                                                                      $ 253,351
   Interest expense                                                                     (724,336)
   Amortization of deferred financing costs                                             (215,784)
   Interest income                                                                         5,749
   Corporate expenses                                                                   (236,783)
                                                                                      ----------
     Total                                                                            $ (917,803)
                                                                                      ==========

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #6
(UNAUDITED)
--------------------------------------------------------------------------------

(10) Segment Data - continued

Six months ended June 30, 1998
------------------------------
                                                               Food
                                                           Distribution                 Total
                                                           ------------                 -----
Sales                                                       $13,429,518              $13,429,518
Depreciation and amortization                                   211,962                  211,962
Operating income                                                217,347                  217,347
Segment assets                                                8,620,283                8,620,283
Expenditures for segment property
and equipment                                                   163,696                  163,696


Reconciliation of segment amounts to consolidated amounts:

Income (Loss) from continuing operations:
   Segment                                                                           $   217,347
   Interest expense                                                                     (156,745)
   Corporate expenses                                                                   (156,328)
                                                                                      ----------
                                                                                     $   (95,726)
                                                                                     ===========



Item 2.
--------------------------------------------------------------------------------
TERRACE FOOD GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The Company's distribution and produce processing subsidiary A-One-A Produce and Provisions, Inc. distributes fresh produce and dairy products to the foodservice, cruise ship and export customers in South Florida. The Company's manufacturing and processing subsidiary Banner Beef and Seafood Company, Inc. operates in the value added Home Meal Replacement sector and sells to the retail and foodservice markets. The Company's consolidated revenues for the six months ended June 30, 1999 were approximately $20, 865,000 compared to $13,429,00 for the same period in 1998 or an increase of approximately 55%. The Company's operating segment income from operations increased approximately $36,000 for the six months ended June 30, 1999 from the prior year period.

Management believes that as its plan for growth in its newly acquired manufacturing subsidiary continues to be implemented profitable operating levels will be obtained at both A-One-A and Banner Beef.

SEGMENT ANALYSIS
----------------

Food Distribution
-----------------

The Company's food distribution segment is comprised of its A-One-A Produce and Provisions, Inc. and Fresh, Inc. operations which distribute and process fresh produce and dairy products throughout South Florida as well as export and cruise ship customers from the local ports. Revenues for this segment reached $18,771,224 for the six months ended June 30, 1999 compared to $13,429,519 for the six months ended June 30, 1998 and increase of approximately 40%. Operating income was $892,000 for the first six months of 1999 compared to $217,000 for the same period in 1998. This increase of approximately 311% resulted from the large revenue increase in A-1-A sales as well as managements continued directive towards expense control. During the first six months the company was successful in many of its bids for large Hotels, Hospitals and Cruise Ship accounts which had a large impact on sales. Through continued sales growth and further expense control, the Company's A-One-A segment will maintain and build on its current levels of profitability. Management believes that as the year further progresses and into future periods the investment made into technology and plant upgrades will continue to pay off. The current customer mix has helped smooth A-One-A's cyclical history and by continuing the current push towards larger volume accounts, this out of season sales trend should continue.

Food Processing and Manufacturing
---------------------------------

The Company's food processing and manufacturing segment is comprised of its Banner Beef and Seafood subsidiary. The company purchased Banner to enter the higher margin, value added segment of the food industry. Management sees a strong opportunity to participate in the Home Meal Replacement segment of the industry. Revenues for the six months ended June 30, 1999 were $2,093,782 with an operating loss of $641,000. There are no comparable results for 1998, as the Company did not own Banner Beef and Seafood. The test marketing that the Company has been through in the first six months has been successful with major chains around the Country.

Item 2.
--------------------------------------------------------------------------------
TERRACE FOOD GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS, Sheet #2
--------------------------------------------------------------------------------

The Company's current prospect exposure encompasses over five thousand retail and club markets that represent over $150 billion in annual sales. Initial feedback and startup has already begun to take place and initial consumer response has been very positive. As these Home Meal Replacement opportunities continue to materialize, management believes Banner sales will be dramatically impacted. In addition, as revenues continue to grow manufacturing efficiencies and overhead absorption will be realized which should result in positive earnings for the Company.


Liquidity and Capital Resources
-------------------------------

At June 30, 1999 the Company had a cash deficit of approximately $1,010,000 and a working capital deficit of approximately $1,855,000.

During the first six months of 1999, management believes the food distribution operations have improved with the securing of substantial new business, particularly with high volume institutional accounts. Management intends to continue its aggressive marketing efforts in these areas as well as to cruise line and export customers.

Management further believes that a key element in its plan is to substantially increase sales volume at Banner, where the Company has developed the capability of producing high quality innovative products for the home meal replacement ("HMR") market.

In April  1999,  the  Registrant  issued  19,618  shares  of a newly  authorized
Preferred Stock together with Warrants to purchase 340,000 shares of the Registrant's Common Stock. The shares and warrants were purchased by a private investor group that included three of the Registrant's Directors. The Registrant received proceeds of approximately $1,700,000 in this transaction which are being used for working capital.

Management  believes  that  the  transactions   described  above  and  operating
improvements will be sufficient to provide for its continuing operations.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         Number        Description
         ------        -----------
          4.1          Certificate of Designations for Series C Preferred Stock



=======================================

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


                                        TERRACE FOOD GROUP, INC.
                                        (Registrant)


Dated:  August 16, 1999                 By: /s/Jonathan S. Lasko
                                            -------------------------------
                                               Jonathan S. Lasko,
                                               Executive Vice President &
                                               Chief Operating Officer


Dated:  August 16, 1999                 By: /s/William P. Rodrigues, Jr.
                                            -------------------------------
                                               William P. Rodrigues, Jr.,
                                               Principal Financial Officer