Form 10QSB
period 1999-09-30
TERRACE FOOD GROUP INC
filed 1999-11-15
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number:  0-27132


                            Terrace Food Group, Inc.
                  ---------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)


              Delaware                                    65-0594270
----------------------------------------           ------------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


1351 NW 22nd Street, Pompano Beach, FL                      33069
----------------------------------------           ------------------------
(Address of Principal Executive Offices)                  (Zip Code)


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



               This is page 1 of 18 sequentially numbered pages.

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended September 30, 1999
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

                                                                                         Page
                                                                                         ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of September 30, 1999 (Unaudited)........          3

         Consolidated Statements of Operations for the three months and nine
         months ended September 30, 1999 and 1998 (Unaudited)...................          4

         Consolidated Statements of Cash Flow for the nine months ended
         September 30, 1999 and 1998 (Unaudited)................................          5-6

         Notes to Financial Statements..........................................          7-12

Item 2.  Management's Discussion and Analysis...................................         13-15

Part II.  OTHER INFORMATION

Item 2.  Changes in Securities..................................................         16

Item 4.  Submission of Matters to Votes of Securities Holders...................         16

Item 6.  Exhibits and Reports on Form 8-K.......................................         17

         Signatures.............................................................         18


                             . . . . . . . . . . . .

Item 1.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 1999
(UNAUDITED)
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Accounts Receivable (Less Reserve for
      Doubtful Accounts of $105,193)                               $  4,205,857
   Inventory                                                          1,951,377
   Current Portion of Note Receivable - Stockholder                      53,000
   Other Current Assets                                                 373,030
                                                                   ------------

   Total Current Assets                                               6,583,264

Property and Equipment - At Cost -
   (Net of Accumulated Depreciation of $849,534)                      5,160,483

Note Receivable - Stockholder                                            53,000

Cost in Excess of Net Assets of Business Acquired
  (Net of Accumulated Amortization of $482,216)                       4,029,912

Other Assets - net                                                      327,591
                                                                   ------------

   Total                                                           $ 16,154,250
                                                                   ============

Liabilities and Stockholders' Deficit
Current Liabilities:
   Accounts Payable                                                $  3,582,026
   Cash Overdrafts                                                      954,771
   Accrued Expenses                                                     741,753
   Current Portion of Long-Term Debt                                    679,983
   Line of Credit                                                     3,084,598
                                                                   ------------
   Total Current Liabilities                                          9,043,131

Long-Term Debt                                                        2,188,904
Convertible Subordinated Notes                                        2,956,682
Other Non-Current Liabilities                                           151,666
                                                                   ------------
   Total Liabilities                                                 14,340,383
                                                                   ------------

   Commitments and Contingencies

Preferred Stock                                                       1,878,440


Common Stockholders'Deficit:
   Common Stock - $.001 Par Value, 25,000,000 Shares
      Authorized, 948,342 Issued and Outstanding                            948
   Additional Paid-in Capital                                        10,563,472
   Accumulated Deficit                                              (10,628,993)
                                                                   ------------
   Total Stockholders' Deficit                                          (64,573)
                                                                   ------------
   Total                                                           $ 16,154,250
                                                                   ============

See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                       Three months ended                Nine  months ended
                                                       ------------------                ------------------
                                                           September 30,                   September 30,
                                                           -------------                   -------------
                                                        1999            1998            1999           1998
                                                   ------------    ------------    ------------    ------------
Net Sales                                          $  8,891,047    $  7,960,569     $29,756,053     $21,390,087

   Cost of Sales                                      6,982,070       6,219,064      22,625,748      15,944,242
                                                   ------------    ------------    ------------    ------------

   Gross Profit                                       1,908,977       1,741,505       7,130,305       5,445,845
                                                   ------------    ------------    ------------    ------------

Operating Expenses:
   Selling, General & Administrative                  2,542,364       2,509,499       7,924,651       6,073,212
   Provision for Doubtful Accounts                       14,433          32,000          52,690         137,608
                                                   ------------    ------------    ------------    ------------
   Total Operating Expenses                           2,556,797       2,541,499       7,977,341       6,210,820
                                                   ------------    ------------    ------------    ------------
   Loss from Operations                                (647,820)       (799,994)       (847,036)       (764,975)
Other Income (Expense)
   Royalty Income                                          --            27,500            --            53,500
   Interest Income                                        1,930           4,189           7,679           7,369
   Interest Expense                                    (452,388)       (160,767)     (1,176,724)       (320,692)
                                                   ------------    ------------    ------------    ------------
   Other (Expense), Net                                (450,458)       (129,078)     (1,169,045)       (259,823)


   Loss from Continuing Operations                   (1,098,278)       (929,072)     (2,016,081)     (1,024,798)

Loss from Discontinued Operations                          --           (14,911)           --           (14,882)
                                                   ------------    ------------    ------------    ------------

Net Loss                                           $ (1,098,278)   $   (943,983)   $ (2,016,081)   $ (1,039,680)
                                                   ============    ============    ============    ============

Basic and Diluted Loss Per Share
  of Common Stock
   Loss from Continuing Operations                 $      (1.26)   $      (1.30)   $      (2.30)   $      (1.80)

   Loss from Discontinued Operations                       --              (.02)           --              (.03)
                                                   ------------    ------------    ------------    ------------

   Net Loss                                        $      (1.26)   $      (1.32)   $      (2.30)   $      (1.83)
                                                   ============    ============    ============    ============
Weighted Average Shares of Common
   Stock Outstanding                                    948,342         715,398         948,342         567,513
                                                   ============    ============    ============    ============


Basic and Diluted Net Loss per Share of Common Stock include the effect of $99,773 and $168,547, ($.11 and $.18) Per Share, of accrued Preferred Stock dividends for the three and nine month periods ended September 30, 1999 respectively.


See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Nine months ended
                                                                   -----------------
                                                                     September 30,
                                                                     -------------
                                                                1999                1998
                                                            -----------         -----------
Operating Activities:

   Loss from Continuing Operations                          $(2,016,081)        $(1,024,798)
                                                            -----------         -----------

   Adjustments to Reconcile Loss to Net Cash
   (Used For) Provided by Operating Activities
     Depreciation and Amortization                              755,184             425,669
     Provision for Doubtful Accounts                             52,690              71,738
      Subordinated Debt Interest                                704,660              80,260

   Changes in Assets and Liabilities:
     (Increase) Decrease in:
      Accounts Receivable                                      (250,394)         (1,788,726)
      Inventory                                                (323,501)           (457,198)

      Other Current Assets                                     (206,600)           (382,084)
      Due from Related Party                                       --               122,752
      Note Receivable - Stockholder                              53,000            (159,000)
      Due on Sale of Discontinued Operations                       --                90,000

      Restricted Cash and Other Assets                          (47,536)            117,250

     Increase (Decrease) in:
      Accounts Payable and Cash Overdrafts                       43,901           2,154,403
      Accrued Expenses and other Current Liabilities           (329,078)             13,171
      Other Liabilities                                         (32,500)               --
                                                            -----------         -----------
   Total Adjustments                                            419,826             288,235
                                                            -----------         -----------

   Net Cash - Operating Activities                           (1,596,255)           (736,563)
                                                            -----------         -----------

    Investing Activities:
   Acquisition of Equipment, Furniture & Fixtures              (415,886)           (991,160)
   Purchase of Business Net of Cash Acquired                       --            (3,893,013)
                                                            -----------         -----------

   Net Cash - Investing Activities                             (415,886)         (4,884,173)
                                                            -----------         -----------
Financing Activities:
   Net Borrowings Under Line of Credit                          238,789             544,410
   Proceeds From Warrants Exercised                                --               218,750
   Long-term Debt Borrowing (Repayment)                         (26,548)          2,247,058
   Proceeds from Issuance of
      Preferred Stock and Warrants                            1,799,900                --
   Proceeds from Issuance of Convertible
      Subordinated Notes                                           --             2,625,000
                                                            -----------         -----------
Net Cash-Financing Activities                                 2,012,141           5,635,218
                                                            -----------         -----------

Net (Decrease) Increase in Cash & Cash Equivalents
      Continuing Operations                                        --                14,482
                                                            -----------         -----------



See Notes to Financial Statements.










TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOW, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                   Nine months ended
                                                                   -----------------
                                                                     September 30,
                                                                     -------------
                                                                1999                1998
                                                            -----------         -----------


   Decrease in Cash and Cash Equivalents -
   Discontinued Operations                                        - 0 -             (14,482)
   Cash and Cash Equivalents - Beginning of Period                - 0 -               - 0 -
                                                            -----------         -----------

   Cash and Cash Equivalents - End of Period                $     - 0 -         $     - 0 -
                                                            ===========         ===========

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods For:

   Interest                                                 $   385,958         $   233,112
   Taxes                                                          - 0 -               - 0 -




Supplemental Disclosures of Non-Cash Investing
And Financing Activities:

During the second quarter of 1999, the Company issued $630,292 of additional Convertible Subordinated Notes. $280,292 of that amount was reclassified from accrued expenses.

During the second and third quarters of 1999, the Company issued 20,772 shares of Preferred Stock at a discount of $367,306 from redemption value. The discount is being amortized to Additional Paid-in Capital over the term of the Preferred Stock.



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

It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1998 included in the Terrace Food Group, Inc.
Form 10-KSB.

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

(4) Loss Per Share

The computation of Loss per share of common stock is based on the weighted average number of common shares outstanding for each period presented. There were no potential common shares included as they were considered anti-dilutive. Securities that could potentially dilute earnings per share in the future include warrants and options to purchase common stock representing approximately 1,197,000 Common Shares. The Company has 948,342 shares of Common Stock issued and outstanding at September 30, 1999.

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)
--------------------------------------------------------------------------------

(5) Inventories

Inventories for the Company's Food Distribution segment include produce, and dairy products. Food Processing and Manufacturing inventories include raw meat and seafood, other ingredients and processed products. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

(6) Line of Credit and Term Loan

The Company and its subsidiaries maintain a financing arrangement with a bank under which the bank provides a line of credit subject to available collateral to a maximum of $4,000,000 and a term loan. The loans are collateralized by virtually all assets of the Company. All cash received by the Company must be remitted to the bank so long as there is an outstanding balance under the line of credit, which will expire on July 15, 2001. The line of credit accrues interest at .5% over the bank's prime lending rate. The term loan is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 2001, with the remaining balance then due. At September 30, 1999 the outstanding balance on the term loan was $1,666,660.

At September 30, 1999, the Company was not in conformity with two covenants of the financing agreement. The bank has agreed to waive its right to consider the loans in default. If the Company is unable to comply with these covenants in the future, there is no assurance the bank will continue to provide waivers of its rights.

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

On April 13, 1999, the Company and the private investor agreed to amend the terms of the Notes. The maturity date was extended to March 31, 2000, the Conversion Price of the Notes to either Common or Preferred Shares and the Exercise Price of the Warrants was set at $6.00 per share through the maturity date. Any default which may have occurred under the agreement was waived or deemed cured. The

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #3
(UNAUDITED)
--------------------------------------------------------------------------------

Company has issued the private investor an additional $631,000 in Notes as payment for accrued and unpaid interest on the Notes through April 13, 1999 and other considerations. The Company has also issued the private investor 25,000 additional Warrants to purchase the Company's Common Stock at $9.00 per share.

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

(9) Preferred Stock

In the second and third quarters, the Company issued 20,772 shares of newly authorized Series of Preferred Stock together with Warrants to purchase 360,000 shares of the Company's Common Stock. The shares and warrants were purchased by a private investor group that included four of the Company's Directors. The Company received proceeds of approximately $1,800,000 in these transactions that are being used for operating purposes.

The Preferred Stock was issued at a discount, calculated to yield an effective annual dividend of approximately 15%. The Preferred Stock is redeemable, in cash, at the option of the Company through March 30, 2000, when it becomes mandatorily redeemable either in cash or through conversion into 17% Senior Notes which would mature on March 31, 2003. The stock purchase warrants, which expire four years from their date of issue, provide for the purchase of Company's Common Stock at $9.00 per share during the first year, $7.50 per share during the second year and $6.00 per share thereafter. The discount of $367,306 from the redemption value of $2,077,200 is being amortized to Additional Paid-in Capital to March 31, 2000.

(10) Segment Data

The Company's two business units have distinct management teams and infrastructures, offer different products and are evaluated separately in assessing performance and allocating resources. These units are being reported as two segments: Food Distribution and Food Processing and Manufacturing. Each segment is managed separately, has a distinct customer base and requires different strategic and marketing efforts. Food Distribution includes the operations of the Company's A-One-A Produce and Provisions, Inc. and Fresh, Inc. subsidiaries. The Food Processing and Manufacturing segment is represented by Banner Beef and Seafood Co. Inc.

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

Quarter ended September 30, 1999
--------------------------------

                                                                           Food
                                                       Food             Processing and
                                               Distribution              Manufacturing                Total
                                               ------------              -------------                -----

Sales                                            $7,415,355               $1,475,692           $   8,891,047
Depreciation and amortization                       138,778                  141,411                 280,189
Loss from operations                               (146,104)                (298,309)               (444,413)
Segment assets                                    9,468,256                6,109,487              15,577,743
Expenditures for segment property
     and equipment                                   22,123                  125,808                 147,931


Reconciliation of segment amounts to consolidated amounts:

Loss from continuing operations:
   Total segments                                                                              $    (444,413)
   Interest expense                                                                                 (452,388)
   Amortization of deferred financing costs                                                        (  39,679)
   Interest income                                                                                     1,930
   Corporate expenses                                                                               (163,728)
                                                                                               -------------
     Total                                                                                     $  (1,098,278)
                                                                                               =============

Assets:
    Total segments                                                                               $15,577,743
    Note Receivable                                                                                  106,000
    Other current assets                                                                             142,916
    Other Assets                                                                                     327,591
                                                                                              --------------
     Total                                                                                    $   16,154,250
                                                                                              ==============


Quarter ended September 30, 1998
--------------------------------

                                                                             Food
                                                       Food             Processing and
                                               Distribution              Manufacturing                Total
                                               ------------              -------------                -----
Sales                                            $6,401,279               $1,559,290              $7,960,569
Depreciation and amortization                       139,966                   17,316                 157,282
Loss from operations                               (390,084)                 (81,959)               (472,043)
Segment assets                                    9,312,164                4,293,622              13,605,786
Expenditures for segment property
   and equipment                                     22,123                  260,068                 282,191











TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #5
(UNAUDITED)
--------------------------------------------------------------------------------

(10) Segment Data - continued

Reconciliation of segment amounts to consolidated amounts:

Loss from continuing operations:
   Segment                                                                                       $  (472,043)
   Interest expense                                                                                 (160,767)
   Interest income                                                                                     4,189
   Royalty income                                                                                     27,500
   Corporate expenses                                                                               (327,951)
                                                                                              --------------
Total                                                                                         $     (929,072)
                                                                                              ==============

Assets:
    Segment                                                                                   $   13,605,786
    Restricted cash                                                                                   34,893
    Notes Receivable                                                                                 159,000
    Other current assets                                                                             293,089
                                                                                             ---------------
    Other Assets                                                                                     693,378
                                                                                             ---------------
Total                                                                                        $    14,786,146
                                                                                             ===============



Nine Months ended September 30, 1999
------------------------------------

                                                                              Food
                                                       Food             Processing and
                                               Distribution              Manufacturing                Total
                                               ------------              -------------                -----
Sales                                           $26,186,579               $3,569,474             $29,756,053
Depreciation and amortization                       413,222                  201,126                 614,348
Income (loss) from operations                       748,620                 (939,682)               (191,062)
Segment assets                                    9,468,256                6,109,487              15,577,743
Expenditures for segment property
and equipment                                       185,819                  260,068                 445,887



Reconciliation of segment amounts to consolidated amounts:

Loss from continuing operations:
   Total segments                                                                              $    (191,062)
Interest expense                                                                                  (1,176,724)
   Amortization of deferred financing costs                                                         (140,842)
   Interest income                                                                                     7,679
   Corporate expenses                                                                               (515,132)
                                                                                               -------------
    Total                                                                                      $  (2,016,081)
                                                                                               =============

TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS, Sheet #6
(UNAUDITED)
--------------------------------------------------------------------------------

(10) Segment Data - continued


Nine months ended September 30, 1998
------------------------------------

                                                                              Food
                                                       Food             Processing and
                                               Distribution              Manufacturing                Total
                                               ------------              -------------                -----
Sales                                           $19,830,797               $1,559,290            $ 21,390,087
Depreciation and amortization                       299,647                   17,316                 316,963
Loss from operations                               (172,737)                 (81,959)               (254,696)
Segment assets                                    9,468,256                6,109,487              15,577,743
Expenditures for segment property
and equipment                                       185,819                  260,068                 445,887

Reconciliation of segment amounts
   to consolidated amounts:

Loss from continuing operations:
   Segment                                                                                      $   (254,696)
   Interest expense                                                                                 (320,692)
   Interest income                                                                                     7,369
   Royalty income                                                                                     53,500
   Corporate expenses                                                                               (510,279)
                                                                                                 -----------
                                                                                                 $(1,024,798)
                                                                                                 ===========

Item 2.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The Company's revenues are derived from A-One-A Produce & Provisions, its distribution and processing subsidiary and Banner Beef & Seafood, a value added Home Meal Replacement and custom manufacturing unit. The Company's consolidated revenues for the nine months ended September 30, 1999 were approximately $29,756,000 compared to approximately $21,390,000 for the same period in 1998 an increase of approximately $8,366,000 or 39%. Losses before interest, taxes, depreciation and amortization (EBITDA) were approximately $92,000 compared to approximately $403,000 in 1998, a 77% improvement. Losses from continuing operations were approximately $2,016,000, approximately $991,000 higher than 1998, due largely to increased interest expense of approximately $856,000. Of the total 1999 interest of approximately $1,176,000, approximately $705,000 relates to the Company's Convertible Subordinated Notes. This interest is not payable until the maturity of the notes in March 2000. For the quarter, consolidated sales of approximately $8,891,000 were approximately $930,000, or 12% higher than the comparable 1998 quarter. EBITDA improved approximately $415,000 or 61% over 1998 from a loss of approximately $676,000 to approximately $261,000 in 1999. The loss from continuing operations was approximately
$1,098,000, approximately $169,000 higher than the comparable 1998 quarter. Interest expense of which approximately $340,000 related to the Convertible Subordinated Notes was approximately $355,000 higher than in 1998. The Company realized strong growth in its distribution subsidiaries sales and operating income and further integration at Banner Beef & Seafood was experienced during the third quarter of 1999.

SEGMENT ANALYSIS
----------------

Food Distribution
-----------------

The Company's distribution segment is comprised of A-One-A Produce & Provision and Fresh, Inc. which distributes and processes fresh produce and dairy products to its customers in South Florida as well as cruise ship and export accounts. Sales for the nine months ended September 30, 1999 reached approximately $26,187,000 an increase approximately $6,356,000 or 32% from the same period 1998. The Segment's operating income for the nine months reached approximately $749,000 compared to an operating loss of approximately $173,000 during 1998. For the quarter ended September 30, 1999 sales increased approximately $1,014,000 or 11.6% to approximately $7,400,000. The operating loss of approximately $146,000 represents a approximately $244,000 improvement over the preceding year period. The Company continued its aggressive sales and marketing initiative directed at large hotels, hospitals and cruise ship accounts that had a strong impact on sales. Management believes that its distribution segment is appropriately positioned to continue it profitability and maximize its account exposure into future periods.

Food Processing and Manufacturing
---------------------------------

The Company's food processing and manufacturing segment is comprised of its Banner Beef & Seafood subsidiary. The Company continues to pursue growth for this segment in the value added segment of the food industry. This market includes Home Meal Replacement, custom manufactured product lines and retail ethnic products. Revenues for the nine months ended September 30, 1999 reached approximately $3,569,000 with an operating loss of approximately $940,000. There is no comparable revenue or operating income information for the same period in 1998, as the Company purchased Banner Beef & Seafood in July of that year. For the quarter, segment sales were approximately

Item 2.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS, Sheet #2
--------------------------------------------------------------------------------

$1,476,000 with an operating loss of approximately $298,000 compared to sales of approximately $1,559,000 and an operating loss of approximately $82,000 in the comparable 1998 quarter. The Company continues to work towards it goals of revenue growth and profitability with its test marketing and roll out of several new products within its manufacturing program. The Company's test markets include several of the largest retail and mass merchandisers in the country. The Company is focusing on the Home Meal Solution and ethnic markets that are among the fastest growing segments in the food industry. The Company has tailored these programs in accordance with its desire to offer the consumer high quality prepared convenience products. With continued effort on the sales and marketing and product development of new items, management believes positive results will be realized in future periods.

Liquidity and Capital Resources
-------------------------------

At September 30, 1999 the Company had a cash deficit of approximately $954,000 and a working capital deficit of approximately $2,459,000.

During the first six months of 1999, management believes the food distribution operations have improved with the securing of substantial new business, particularly with high volume institutional accounts. Management intends to continue its aggressive marketing efforts in these areas as well as to cruise line and export customers.

Management further believes that a key element in its plan is to substantially increase sales volume at Banner, where the Company has developed the capability of producing high quality innovative products for the Home Meal Replacement market.

During 1999, the Registrant issued 20,772 shares of a newly authorized Preferred Stock together with Warrants to purchase 360,000 shares of the Registrant's Common Stock. The shares and warrants were purchased by a private investor group that included four of the Registrant's Directors. The Registrant received proceeds of approximately $1,800,000 in this transaction which are being used for working capital.

The Company and its subsidiaries maintain a financing arrangement with a bank under which the bank provides a line of credit subject to available collateral to a maximum of $4,000,000 and a term loan. The loans are collateralized by virtually all assets of the Company. At September 30, 1999 the outstanding balance on the line of credit was $3,084,598 amd $1,666,660 on the term loan. At that date the Company was not in conformity with two covenants of the financing agreement and the bank has agreed to waive its right to consider the loans in default. If the Company is unable to comply with these covenants in the future, there is no assurance the bank will continue to provide waivers of its rights.


Year 2000 Compliance
--------------------

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly access data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. Such systems that are not Year 2000 compliant may not be able to properly interpret dates beyond the Year 1999, which could lead to business disruptions in the U.S. and internationally. The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, creditors and borrowers.

Item 2.
TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS, Sheet #3
--------------------------------------------------------------------------------


During 1998, the Company completed the replacement of the Company's accounting system as part of an overall plan to update these systems and related software. The Company has received Year 2000 compliance certification from the supplier of its new accounting system and software. In addition, the Company has completed an assessment of other internal systems that could potentially be affected by Year 2000, which consist principally of personal computers and related software. The Company believes that all noncompliant internal software and hardware have been replaced or upgraded to reach Year 2000 compliance.

To date, all third party suppliers that the Company has communicated with have advised the Company that they are Year 2000 compliant or plan to be Year 2000 complaint or substantially compliant by year end. However, there can be no assurance that the computer systems of third party suppliers will be Year 2000 compliant on a timely basis.

The Company relies principally on produce and other food wholesalers to supply most of the products sold or used as ingredients by the Company. If these vendors were to experience Year 2000 computer failures, these failures could have a material adverse affect on the Company's business, including the possibility of delivery delays in deliveries. The Company believes that such an adverse impact would not be prolonged because there are several alternative sources of supply that could be accessed by the Company.

The Company does not expect to expend a significant amount to address the Company's Year 2000 compliance issues.


                                   ---xxxx---


This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. All forward-looking statements involve risks sand uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the adequacy of the Company's financial resources, the Company's Food Processing and Manufacturing business reaching a profitable level of operations, changing market conditions, the Company's success in establishing new corporate alliances and the impact of competitive pricing and products. In light of the uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Part II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 2. Changes in Securities - The following unregistered securities were issued by the Company during the quarter ended September 30, 1999.

              Description of               Number of Shares/     Offering
Date          Securities Issued            Warrants Sold         Price Per Share
----          -----------------            -------------         ---------------

July 1999     Series C Preferred Stock          1,154               $86.65
              With Common Stock
              Purchase Warrants                20,000

The issuance of these securities is claimed to be exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. There were no underwriting discounts or commissions paid in connection with the issuance of any of these securities.

Item 4. Submission of Matters to Vote of Securities Holders - An Annual Meeting of Shareholders was held on September 15, 1999. All nominees for director, as listed in the Proxy Statement for the Annual Meeting were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting.

(a) Election of Members of Board of Directors

                                                    Votes       Broker Non-Votes
                           Voted For    Against     Withheld    and Abstentions
                           ---------    -------     --------    ---------------

Steven Shulman             598,921      1,195       ----        ----
Jon Lasko                  598,921      1,195       ----        ----
Richard Power              598,921      1,195       ----        ----
Fred Seigel                598,921      1,195       ----        ----
Houssam Aboukhater         598,921      1,195       ----        ----
Salvatore Bommarito        598,921      1,195       ----        ----

(b) Amendment to Company's 1997 Stock Option Plan to increase the number of shares of Common Stock which may be subject to Stock Options granted under the Plan from 175,000 to 350,000.

     Voted For:                       314,260
     Voted Against:                     8,960
     Voted Abstained:                     100
     Broker Non-Votes:                278,076

(c) Ratification of Deloitte and Touche, LLP as independent public accountants for fiscal year ending December 31, 1999.

     Voted For:                       599,156
     Voted Against:                     2,240
     Voted Abstained:                    ----
     Broker Non-Votes:                   ----

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Number         Description
     ------         -----------
         27         Financial Data Schedule


(b) Reports on Form 8-K

     The Registrant filed a Report on Form 8-K dated August 13, 1999 to report the dismissal of Moore Stephens, P.C. the independent accounting firm previously engaged as the principal accountant to audit the Registrant's financial statements.

     The Registrant filed a Report on Form 8-K dated October 26, 1999 to report the engagement of Deloitte & Touche LLP as independent accountant and auditor for the fiscal year ending December 31, 1999.

SIGNATURES
--------------------------------------------------------------------------------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TERRACE FOOD GROUP, INC.
                                     (Registrant)


Dated: November 15, 1999             By: /s/Jonathan S. Lasko
                                         -------------------------------------
                                            Jonathan S. Lasko,
                                            Executive Vice President &
                                            Chief Operating Officer


Dated:  November 15, 1999            By: /s/William P. Rodrigues, Jr.
                                         -------------------------------------
                                            William P. Rodrigues, Jr.,
                                            Principal Financial Officer