Form 10KSB
period 1999-12-31
TERRACE FOOD GROUP INC
filed 2000-05-15
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

[ x ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1999.

[   ]    Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act  of  1934  (No  fee  required)  for  the  transition   period  from
         ___________________ to _____________________________

         Commission file number    0-27132
                                -------------
                            Terrace Food Group, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                   Delaware                                65-0594270
                   --------                                ----------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

         1351 N.W. 22nd Street, Pompano Beach, Florida          33069
         ---------------------------------------------          -----
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

____________________________________                  __________________________

____________________________________                  __________________________


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

Yes         /X/                 No / /

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Issuer's revenues for its most recent fiscal year: $42,390,476.

         Aggregate market value of the voting stock held by non-affiliates computed by reference to the price of which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value on March 31, 2000: $1,189,116.

         As of December 31, 1999, the total number of shares of common stock, .001 par value (the "Common Stock"), of the Registrant outstanding: 948,342.

PART I

ITEM 1 - DESCRIPtION OF BUSINESS

(a)       Business Development

          Terrace Food Group, Inc., a Delaware corporation (the "Registrant"), was organized in 1989. The Registrant currently has three wholly-owned operating subsidiaries: A-One-A Produce & Provisions, Inc. ("A-One-A Produce"), a Pompano Beach, Florida-based produce distributor that sells and distributes fresh fruit and vegetables and dairy products to hotels, restaurants, cruise lines and other businesses in the southern Florida region; Fresh, Inc. ("Fresh"), in Pompano Beach, Florida, which processes, packages and sells fresh produce principally through A-One-A Produce; and Banner Beef & Seafood Co., Inc. ("Banner"), a Miami, Florida-based custom value-added processor of meat, seafood and poultry that manufactures and sells food service products to retail and discount supermarkets, restaurants, airlines and other industries. The Registrant acquired the business of Banner in July, 1998.

(b)       Businesses of Issuer

Food Distribution

          A-One-A  Produce  distributes  fresh  fruits,   vegetables  and  dairy
products to restaurants, country clubs, hotels, cruise lines and other institutional food service providers in the South Florida region. A-One-A Produce delivers seven days per week and its customers typically rely on daily deliveries. The served area reaches southward to Homestead, Florida and as far as Jupiter, Florida, to the north, principally on the East Coast of the state. Service is a major component of the business's competitive strength. A-One-A Produce does not attempt to be the low cost provider, but, rather, seeks to distinguish itself as a provider of high quality products and exceptional service. Most orders are received in the afternoon and delivered the next morning. Customers are supported by a sales manager and 12 regional sales representatives to ensure optimum service and communication. A-One-A Produce operates a fleet of 34 delivery trucks, all of which are refrigerated and equipped with two-way radios.

          A-One-A Produce was founded in 1987 by Virgil D. Scarbrough and Scott Davis. Messrs. Scarbrough and Davis are now senior executives of A-One-A Produce under employment agreements expiring on June 30, 2002. Revenue in 1999 for A-One-A Produce was approximately $37.2 million. A-One-A Produce employs approximately 190 people.

          Mr. Davis is responsible for purchasing, pricing and overall operations. Mr. Scarbrough generally is responsible for office and personnel administration. Jonathan S. Lasko, Executive Vice-President and Chief Operating Officer of the Registrant is the President and Chief Executive Officer of A-One-A Produce.

          A-One-A Produce is a member of a produce buying co-operative, Pro*Act, and is currently buying a substantial portion of its requirements through it. Purchasing is also performed directly from farmers. Pricing to customers is set on a weekly basis in accordance with market conditions. The Registrant's pricing formulas are complex and take into effect a number of qualitative factors. Pricing is set at a detailed item by item level for each type of produce by customer. A small number of larger accounts have pricing arrangements that represent a margin above cost. Some of the Registrant's larger customers currently include TGI Friday's, Sodexho Marriott, Darden (Red Lobster and Olive Garden) and Apollo Ship Chandlers. One customer, Apollo Ship Chandlers, accounted for 13.7% of revenues in 1999. This customer is expected to account for a lower percentage of revenues in 2000 as the Registrant is expected to have a larger customer base.

           Effective January 1998, the Registrant purchased all of the outstanding stock of A-One-A Produce's former affiliate, Fresh, for $105,000 in cash and 13,895 shares of Common Stock as well as forgiving accounts receivable in the amount of $141,986. Fresh supplies cut produce principally through A-One-A Produce and also to process food manufacturers directly.

Food Processing and Manufacturing.

           Banner has been in business since 1965 as a custom value-added processor of meat, seafood and poultry. It manufactures food products customized to customer specifications for the retail and discount store, airline, restaurant and other industries. Banner continues its concentration on the prepared foods market which is believed to be one of the fastest growing sectors of the food processing industry. It has, however, redirected its marketing focus from fully packaged meals toward meal components, concentrating on prepared latin ethnic products.

           On July 15, 1998, the Registrant acquired substantially all of the assets and assumed substantially all the liabilities of Banner for an aggregate purchase price of approximately $2,652,000. The acquisition was financed with a portion of the funds received through a credit facility with a bank and the issuance of Convertible Subordinated Notes described herein.

           Banner currently employs approximately 76 persons, 9 administrative personnel and 67 processing, warehousing and similar personnel. There are no union contracts and management of Banner believes that its labor relations are satisfactory.

           Banner has no predominant supplier of raw materials and all materials are available from numerous sources.

Advertising And Marketing

           The Registrant currently markets its products and services through its direct sales force, brokers and agents. The Registrant is evaluating all aspects of the Registrant's products and services. Depending upon the outcome of any such marketing evaluations, the Registrant may decide to make changes with respect to the marketing of its products and services.

Competition

           The wholesale fresh produce and grocery businesses are very competitive, and the Registrant's subsidiaries face competition from other low-cost produce providers. The food processing and manufacturing industry is also very competitive. Some of the large volume processing and manufacturing competitors have substantially greater capital resources, more sophisticated promotional practices and substantially larger and more developed distribution networks than the Registrant's subsidiaries. However, the Registrant strives to maintain high quality and exceptional service in the market by making quality products and efficient service its priority. Food related businesses are often affected by arbitrary changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns, and the number and locations of competing businesses and employment trends.

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

            Both of Banner's manufacturing plants are regulated and inspected by the U.S. Department of Agriculture.

Employees

            The Registrant and its subsidiaries employ approximately 350 people which includes approximately 27 administrative, 60 transportation, 33 sales and customer service representatives, 225 warehouse and processing personnel and five executive management. None of the Registrant's employees are represented by a union nor have there been any work stoppages.

ITEM 2 - DESCRIPtION OF PROPERTY

           A-One-A Produce leases approximately 55,000 square feet at 1351 NW 22nd Street, Pompano Beach, Florida, for use as its principal offices and warehouse. The building has 24 loading docks (approximately half of which are refrigerated), 1,700 pallet locations and includes 30,000 square feet of refrigerated warehouse space. The lease term is for ten years expiring June 30, 2007, with three five-year options to extend, at a rental of approximately
$222,000 per year. The Pompano Beach facility is owned by an affiliate of Messrs. Scarbrough and Davis. A lease for this facility was negotiated as part of the acquisition of A-One-A Produce.

            Fresh leases from an unaffiliated third party approximately 6,500 square feet at 1280 SW 29th Avenue, Pompano Beach, Florida, for its offices, processing and warehouse. The lease is for a term of three years with an option to extend for an additional three years at an average annual rental of $59,000.

            In connection with the acquisition of Banner, the Registrant acquired land and buildings in Miami, Florida, where Banner maintains processing facilities and offices. The Registrant considers the building to be in good condition.

            Banner leases a 22,000 square foot facility in Hialeah, Florida, for use as an additional processing facility and warehouse. The lease term is for five years expiring in July 2003, at a rental of approximately $128,000 per year. During the term of the lease, Banner has an option to purchase this property for the lesser of $1,270,000 or its independently appraised value, provided it is not in breach of the lease. The owners of this real estate are the two former principal shareholders of Banner, prior to its sale to the Registrant, each of whom has executed a non-competition agreement with the Registrant.

            The Registrant's executive offices are located in the A-One-A Produce facility in Pompano Beach, Florida. Management believes that the above facilities will be sufficient for its operations for the reasonably foreseeable future.

ITEM 3 - LEGAL PROCEEDINGS

            The Registrant is a defendant in an action brought by ALR Corporation and Arne L. Rotne filed with the 11th Judicial Circuit in and for Miami Dade County, Florida in December 1999, alleging breach of contract, misappropriation of trade secrets, unfair competition and violation of Florida's Deceptive and Unfair Trade Practices Act. The complaint seeks unspecified damages. The Registrant is vigorously defending the matter and, when appropriate, expects to assert counterclaims.

            See also Note 10 to the Consolidated Financial Statements with respect to a claim by a former employee for compensation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the fourth quarter of the past fiscal year, the Registrant did not submit any matter to a vote of security holders, through solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (a) Reverse Split of Common Stock. Effective March 15, 1999, the shareholders of the Registrant approved a one-for-ten reverse split of the Registrant's outstanding Common Stock. This reverse split did not affect the number of shares authorized or its par value. Therefore, unless otherwise stated explicitly, all per share and share amounts for all periods presented have been adjusted to reflect this reverse split.

            (b) Market  Information.  Until the close of business  September 29,
1998, the Registrant's Common Stock and common stock purchase warrants (collectively the "Warrants") were listed on the NASDAQ SmallCap Market. Since September 30, 1998, the Registrant's securities have been listed on the NASDAQ Over the Counter Bulletin Board.

           Set forth below is the range of high and low sales prices of the Common Stock and Warrants for each quarter for the last two fiscal years as reported by NASDAQ for those periods. Common Stock and Warrant prices take into account the Registrant's 1-for-10 reverse split of its Common Stock. The prices represent quotations between dealers. The quotations do not include retail markups, markdowns, or commissions and may not represent actual transactions.

Type of Security           Quarter Ended         High            Low
----------------           -------------         ----            ---

Common Stock               March 31, 1998        32 1/2          10 5/8
                           June 30, 1998         25               8 3/4
                           September 30, 1998    19 1/16          9 3/8
                           December 31, 1998     15 5/8           5
                           March 31, 1999         6 13/16         3 1/8
                           June 30, 1999          3 1/4           2 1/2
                           September 30, 1999     3 1/2           2 15/16
                           December 30, 1999      3 1/16          1 1/2
                           March 31, 2000         3 3/8           1 1/2

Warrants                   March 31, 1998        $1.75           $1.00
                           June 30, 1998          1.50             .19
                           September 30, 1998      .875            .25
                           December 31, 1998       .594            .06
                           March 31, 1999          .02             .02
                           June 30, 1999           .035            .02
                           September 30, 1999      .035            .03
                           December 31, 1999       .04             .02
                           March 31, 2000          .04             .01

Holders

            As of May 5, 2000, there were 72 and 17 holders of record of the Registrant's Common Stock and Warrants, respectively. The Registrant believes that the number of beneficial owners of the shares of Common Stock and Warrants are higher because a substantial number of shares of Common Stock and Warrants are held of record in street name by broker-dealers for their customers.

Dividends

            The Registrant has not paid any dividends on its Common Stock and does not expect to pay a cash dividend in the foreseeable future, but intends to devote all funds to the operation of its business. There are also restrictions on the payment of dividends in the Registrant's bank loan statement.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS Of FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Terrace Food Group (Consolidated)

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

            The Registrant's consolidated net loss for 1999 was approximately $5,774,000 including one time write off's and non-recurring expenses. This loss was substantially higher than its loss in 1998 of $2,719,000. Several factors contributed to the losses in 1999. The Registrant incurred substantial non-cash interest costs associated with the issuance of its subordinated debt. The Registrant is currently negotiating with the holders to restructure this debt a substantial portion of which may be converted to shares of Common Stock. In addition, the Registrant wrote off goodwill from some of the businesses the Company is no longer operating. An additional bad-debt reserve was established to ensure the Company's level of accrual was sufficient to handle the exposure from its receivables. The Company also incurred a loss from its Banner processing operation (see Food Processing and Manufacturing below). The Company has made some major changes in Banner during the first quarter of 2000 to dramatically reduce operating cost structure. The Company's food distribution segment had operating earnings before impairment change of $550,000 for 1999 compared to a net loss of $276,000 in 1998. A-One-A continued sales growth and expense control has led to this strong profitability and management believes this growth will continue into 2000, although there can be no assurance thereof.

Operations

Food Distribution

            The Registrant's distribution segment had operating earnings before impairment charge of $550,000 for the year ended December 31, 1999 compared to an operating loss of $276,000 for the comparable period in 1998. The strong profit contribution during 1999 can be attributed to several factors. The Registrant's marketing program concentrating on large volume chain restaurants, institutions, hotel and healthcare accounts has had a strong impact on the Registrant's sales volume and delivery costs. In addition, A-One-A Produces cruise ship and export business lines of business have realized strong sales growth with revenue in excess of $10 million during 1999. Current contract opportunities with large volume new customers may enable A-One-A Produce to continue its sales growth. A-One-A Produce's strong reputation for quality and customer service has made it a major competitor in the South

Florida marketplace. As further economies of scale are realized from new account acquisitions and further cost control programs even greater profit levels may be recognized in the future.

Food Processing and Manufacturing

            The Registrant's manufacturing business, Banner incurred an operating loss of approximately $3,130,000 for the year ended December 31, 1999 compared to a loss of $753,000 for the six-month period the Registrant owned Banner in 1998. As a result of a change in the home meal replacement business of the prepared foods industry from fully packaged meals to a meal component approach, management has redirected its sales focus. Substantial write offs of approximately $750,000 were recognized at year-end to account for the inventory and marketing costs associated with the fully packaged meal program. Banner has now focused its efforts toward the prepared latin ethnic foods market. In the fiscal year 2000, Banner expects to take definitive steps, including but not limited to payroll reduction, purchasing, scheduling, and manufacturing control, to reduce the cost structure at Banner.

Liquidity and Capital Resources

            At December 31, 1999, the Registrant had a cash deficit of approximately $1,510,000, a working capital deficiency of $9,331,000, and Stockholders' Deficiency of $3,872,000. The conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

            The Registrant is exploring a restructuring of most of its long term indebtedness although there can be no assurance that such efforts will be successful.

            The Registrant has not complied with certain covenants of its bank borrowing agreement. Although the lender has continued to provide funding under terms of the agreement and temporarily increased the line of credit, it has not formally waived its rights under the borrowing agreement. Negotiations are in process to replace the current bank borrowing arrangement with one that will provide for additional working capital with a higher line of credit to fund the Company's continued growth. Several lenders have expressed interest in providing financing to the Registrant.

            The Registrant's Convertible Subordinated Notes (as defined herein) matured on March 31, 2000. Based upon negotiations, the holders of the notes are expected to agree to extend the term of the notes, convert their interest into Common Shares or some combination thereof, although there can be no assurance thereof.

            Management believes the implementation of a new bank borrowing arrangement, the restructuring of its Convertible Subordinated Notes and improved operating performance will provide for the Registrant's improved liquidity, although there can be no assurance thereof.

            In December 1999, January 2000 and February 2000 two of the Registrant's Executive Officers loaned the Registrant a total of $625,000. Each has expressed a willingness to convert his loans into common stock of the Registrant.

            During April, May and July of 1999, the Registrant issued 20,772 shares of the Series C & D Redeemable Preferred Stock together with warrants to purchase 360,000 shares of the Registrant's Common Stock to a private investment group which included four of the Registrant's Directors. The proceeds of approximately $1,800,000 were used for working capital purposes. The Series C & D Redeemable Preferred Stock became mandatorily redeemable by the Registrant on March 31, 2000 either in cash, or, at Registrant's election, by the issuance of 17% notes maturing March 31, 2003. The Series C & D Redeemable Preferred Stock has not been redeemed as the Registrant is negotiating with the holders to convert their interests therein to Common Stock of the Registrant. There can be no assurance that such negotiations will be successful.

            On June 25, 1998, the Registrant issued to a private investor $2,625,000 principal amount of 12%, which subsequently increased to 14%, Convertible Subordinated Notes ("Convertible Subordinated Notes") and warrants to purchase 400,000 shares of Common Stock of the Registrant. The proceeds from these Notes, combined with those from the senior secured financing, were used to repay senior indebtedness, acquire Banner and for working capital.

            On October 5, 1998, the Registrant, through its prospectus offered to its warrant holders the opportunity to exercise their warrants and purchase Common Stock at a temporarily reduced exercise price. On December 31, 1998, 23,785 warrants were exercised at the temporarily reduced exercise price.

            In October and November 1998, the Registrant issued 78,000 unregistered shares of Common Stock together with warrants and options to purchase 40,500 shares of Common Stock to investors including private investors, directors, officers and an employee of the Registrant. The shares were issued at prices ranging from $9.30 to $10.00 per share. Proceeds of $760,000 were used for working capital.

Seasonality

            Due to the seasonal nature of the food-distribution market in South Florida, A-One-A Produce has historically been affected by the summer month's business slowdown. With the continued sales growth in all business segments of the Registrant, most noticeably the export and cruise ship divisions, the seasonal slowdown in the local market will have a much smaller impact on the Company's total sales in the traditional off season months. In addition as Banner's sales levels increase, the nationwide shipment of latin ethnic products will help reduce the seasonal impact of Registrant's consolidated revenue and allow for a more predicable sales and profit trend.

Forward-Looking Statements/Risk Factors

         Certain matters discussed in this annual report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Although the Registrant believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in the projections will prove to be accurate, and the Registrant does not, nor should any investor, consider these projections to be representations by the Registrant. Potential investors of the Registrant are cautioned that all forward-looking statements involve risks and uncertainty. Such risks and uncertainties include, but are not limited to, the risk factors set forth below.

         1. Deficits ad Borrowing Defaults. The Registrant has increased recurring operating losses and has significant working capital deficiency and Stockholder's Deficit and is in default of its bank borrowing agreement. In addition, the Registrant's Convertible Subordinated Notes matured on March 31, 2000 and have not been paid. These factors raise substantial doubt as to the Registrant's ability to continue as a going concern and there can be no assurance that the Registrant's efforts to restructure its indebtedness will be successful.

         2. Need for Additional Financing. The Registrant will be required to obtain additional debt and/or equity financing to fund the costs of continuing operations and there can be no assurance that it will be able to obtain such financing.

         3. Competition. The produce distribution and food processing businesses are highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Registrant. These competitors include national, regional and local firms. There can be no assurance that consumers will regard the Registrant's products and services as significantly distinguishable from competitive products and services, or that substantially equivalent products will not be introduced by the Registrant's competitors or that the Registrant will be able to compete successfully.

         4. Changes and Other Factors Affecting Business. The produce and grocery distribution and food processing industries are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of competing facilities. In addition, the labor intensiveness of these businesses, as well as factors such as inflation, increased food, labor and employee benefit costs and availability of experienced management and hourly employees may also adversely affect the Registrant's operations.

         5. Current Seasonal Nature of Certain Operations. The Registrant's current operations are located in south Florida and are seasonal in nature since such operations rely, to a certain degree, on tourism in the winter months to sustain them.

         6. Government Regulation. Food businesses are subject to various federal, state and local laws and regulations. The failure to obtain and retain licenses or any other governmental approvals or to pass periodic governmental inspections would have a material adverse effect on the Registrant. In addition, food processing and other operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters over which the Registrant has no control.

         7. PACA Licenses. The Registrant's A-One-A Produce & Provisions, Inc. subsidiary and its affiliate, Fresh, Inc., are subject to The Perishable Agricultural Commodities Act ("PACA") which regulates "commission merchants," "brokers" and "dealers" engaged in the business of shipping or receiving perishable agricultural commodities in interstate commerce. A-One-A Produce and Terrace Fresh currently maintain PACA licenses to distribute fresh produce, fruits and vegetables. The ability of the Registrant to continue successful distribution and sales of its fresh produce, fruits and vegetables is dependent upon its continued compliance with PACA. Loss of its PACA license would have a materially adverse effect on the Registrant.

            8. Dependence on Key Personnel. The Registrant's success depends to a significant extent on the continued service of certain key management personnel, the loss or interruption of services of which could have a material adverse affect on the Registrant.

            10. No Assurance of Continued Public Trading Market or Continued Qualification for continued listing on the Over the counter Bulletin Board ("OTCBB") Inclusion. The Registrant's Common Stock and Warrants are listed on the OTCBB. If a public trading market does not continue for the Registrant's securities, purchasers of the Registrant's securities may have difficulty selling their securities should they desire to do so. If the Registrant is unable to satisfy the requirements for continued listing on OTCBB, trading, if any, in the securities offered hereby would be conducted in the "pink sheets". The Registrant is subject to the Securities and Exchange Commission's "Penny Stock" regulations (as discussed below). As a result, an investor may find it more difficult to dispose or to obtain accurate quotations as to the price of the securities offered hereby. The above-described rules may materially adversely affect the liquidity of the market for the Registrant's securities.

ITEM 7 - FINANCIAL STATEMENTS

            The financial statements to this Form 10-KSB are attached commencing on Page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The Registrant engaged Deloitte and Touche LLP to serve as independent accountants and auditors for the year ended December 31, 1999 succeeding Moore Stephens, P.C. The Registrant did not have any material disagreements on accounting and financial disclosure with its accountants in 1999.

PART III

ITEM 9 - DIRECTORS,   EXECUTIVE   OFFICERS.   PROMOTERS  AND  CONTROl   PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            As of December 31, 1998, the Registrant's directors and executive officers were:

Name                           Age       Position Held

Steven Shulman                 59        Chairman of the Board of Directors,
                                         President and Chief Executive Officer

Jonathan S. Lasko              29        Executive Vice-President, Secretary,
                                         Chief Operating Officer and Director

Richard Power                  51        Director

Fred A. Seigel                 43        Director

Houssam T. Aboukhater          28        Director

Salvatore J. Bommarito         51        Director

William P. Rodrigues, Jr.      56        Vice-President -- Finance, Treasurer
                                         and Chief Financial Officer

            Directors are elected on an annual basis. All directors of the Registrant hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. At present, the Registrant's by-laws provide for not less than one director nor more than seven. Currently, there are six directors. The Registrant's by-laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

            STEVEN SHULMAN, age 59, has served as the Chairman of the Board of Directors since February, 1997, and since February 18, 1998, he has also served as the Chief Executive Officer of the Company. He is also a Managing Director of Latona Associates, Inc. ("Latona Associates"); an investment-banking firm involved in providing advisory services and capital. He served as a director of a number of public and private companies and is currently a director of WPI Group, Inc., SI Handling, Inc. and Beacon Capital Partners, L.P. Mr. Shulman holds an M.S. in Industrial Management from the Stevens Institute of Technology, where he currently serves as Vice Chairman of its Board.

            JONATHAN S. LASKO, age 29, has been a director of the Registrant since September, 1994, and its Chief Operating Officer since August, 1995. He has also been the Company's Executive Vice-President since May, 1993. Mr. Lasko is responsible for all day-to-day business conducted by the Company and oversees the operations of the subsidiaries of the Registrant. Mr. Lasko was the Vice-President of A&E Management Corporation from October 27, 1993 and, The Lasko Companies, Inc. from May 11, 1995. He is also President and Chief Executive Officer of A-One-A Produce. Mr. Lasko attended Bernard Baruch College in New York.

            RICHARD POWER, age 51, has served as a director of the Company since February, 1997. Currently Mr. Power is Executive Vice-President of Tyco International Ltd., a New York Stock Exchange listed corporation. He was Vice-President of Tyco Fire and Safety Services from May 1997 to March, 1999, and the President of Carlisle Plastics, Inc. from January to May 1997, both divisions of Tyco International Ltd. He served as a consultant to Tyco in Mergers and Acquisitions from 1995 to 1996, Vice President and Chief Financial Officer of Abex, Inc. a New York Stock Exchange listed corporation between 1994 and 1995, and was the Managing Director of a private investment company from 1992 through 1994. Mr. Power holds a B.S. and an M.B.A. for Boston College

            FRED A. SEIGEL, age 43, has served as a Director since February 18, 1998. Mr. Seigel joined Latona Associates, a leading investment and advisory firm, as a Managing Director in September 1999. In addition to his work at Latona Associates, he currently serves as Executive Vice President of Operations of ProcureNet, Inc. the pioneer and leading provider of Internet B2B solutions and services. Prior to Latona Associates, Mr. Seigel founded and served for six years as President and Director of Energy Capital Partners, a company that provided financing for energy efficiency projects throughout the United States. The company was sold to a Global 100 company in February, 1999. He also served as a limited partner to two large-scale co-generation projects representing a total investment of $350 million and as a project manager for Wheelabrator-Frye, Inc. In addition, Mr. Siegel served as Director of the Executive Office of Energy for the State of New Hampshire. Mr. Seigel received a Bachelor of Art degree from New England College.

            HOUSSAM T. ABOUKHATER, age 28, has served as a Director of the Company since August 1998. Mr. Aboukhater is Vice President of Prestolite Wire, a privately-held, Southfield, Michigan-based company, which is a leading producer of telecommunications wire. From 1993 to 1996, Mr. Aboukhater served as Vice President of Balcrank Products, an automotive components division of the GenTek, a New York Stock Exchange listed corporation. Mr. Aboukhater also currently serves as Director of Market Analysis for Latona Associates, an investment-banking firm involved in advisory services and principal investments. Mr. Aboukhater holds a B.A. in business administration from the University of San Diego, San Diego, California.

            SALVATORE J. BOMMARITO, age 51, has served as a Director of the Company since May 1999. Mr. Bommarito is the founder of Twin Capital, Inc./New Street Investments, L.P. a New York city-based investment banking firm, organized in January 1994, which services include advising on mergers and acquisitions and private placements and providing general corporate advice. From June 1990 to January 1994, Mr. Bommarito served as a Managing Director at Chemical Securities, Inc. in New York where he was founder and co-head of its high yield bond underwriting business. From December 1984 to June 1990, Mr. Bommarito served as a Managing Director at Bankers Trust Company in New York where he was the Senior Banker in the Merchant Banking Group, which services included advising on mergers and acquisitions, private placement and venture capital. Mr. Bommarito holds an M.B.A. from Fordham University and an A.B. from the University of Notre Dame.

            WILLIAM P. RODRIGUES, JR., age 56, was appointed Vice-President of Finance and Chief Financial Officer on July 18, 1998. Previously, he had been Controller of Mueller Company, a unit of Tyco International, Inc. since 1989. From 1976 to 1987, he was Vice-President of Finance and Controller of Clearfield Cheese Company, a subsidiary of H.P. Hood Inc., a Boston-based dairy products company. Mr. Rodrigues holds an A.B. degree from Boston College.

            Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers and directors and 10% stockholders are also required by SEC rules to furnish to the Company with copies of all Section 16(a) forms they file.

            Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, that there was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.

ITEM 10 - EXECUTiVE COMPENSATION

            The   following   table   sets  forth  all   compensation   paid  or
distributions made during the fiscal years ended December 31, 1999, 1998 and 1997, by the Registrant or any of its subsidiaries to the Chief Executive Officer of the Registrant and to each of its most highly compensated executive officers, other than the Chief Executive Officer, whose compensation exceeded $100,000.

                                                       Annual Compensation
                                   Year Ended       Annual          Other
Name & Principal Position          December 31      Salary          Compensation    Options
-------------------------          -----------      ------          ------------    -------
Samuel H. Lasko,
President and                      1997             $150,000        $22,502(2)
Treasurer(1)                       1998             $   -0-         $   -0-

Jonathan S. Lasko,
Executive Vice                     1997             $  95,000       $21,727(2)      12,500(4)
President, Secretary and           1998             $125,000        $14,058          8,000(4)
Chief Operating Officer            1999             $125,000        $23,955(2)       5,000(4)

Steven Shulman                     1997             $  -0-          $  -0-          13,000(4)
Chief Executive Officer            1998             $  -0-          $  -0-          15,000(4)
and President(3)                   1999             $  -0-          $  -0-          20,000(4)

William P. Rodrigues, Jr.
Vice President Finance and
Chief Financial Officer            1999             $100,000        $ 6,096(5)

Milton Namiot,                     1997             $175,000        $ 9,500(2)      12,500(6)
Chief Executive Officer(5)
----------------------------------------------------------------------------------------------------

(1)     Resigned effective August 26, 1998.
(2) Represents amounts paid for lease of automobile, automobile insurance and health insurance.
(3) Steven Shulman became Chief Executive Officer of the Registrant in February, 1998, subsequent to the resignation of former CEO Milton Namiot. Mr. Shulman became President of the Registrant in August, 1998, subsequent to the resignation of Samuel H. Lasko.
(4) Represents options to purchase shares of Common Stock granted to directors and executive officers under the Registrant's 1997 Stock Option Plan.
(5)     Represents amount paid for health insurance.
(6) In connection with the sale of the Registrant's Deering Ice Cream, Inc. business, Mr. Namiot resigned as an officer. He was an officer and director of the Registrant from February 17, 1997 until the closing of the Deering transaction. In connection with his resignation, the termination of his three year employment contract, 50% of the options theretofore granted Mr. Namiot, or options to purchase 12,500 shares of Common Stock were made immediately exercisable. They have since expired, unexercised.

                    Option/SAR Grants in the Last Fiscal Year
                                Individual Grants

                                   Number of          % of Total
                                  Securities         Options/SARs
                                  Underlying          Granted to
                                 Options/SARs          Employees            Exercise or
                Name              Granted(#)        in Fiscal Year       Base Price ($/Sh)      Expiration Date
                ----           ----------------     --------------       -----------------      ---------------

Steven Shulman                     20,000                33.8%                $ 3.19              May 18, 2009
Jonathan S. Lasko                   5,000                8.5%                 $ 3.19              May 18, 2009


Director Compensation

            Directors are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directors. In addition to the foregoing, directors are also granted options annually through the Registrant's 1997 Stock Option Plan. At the Meeting held May 18, 1999, the Chairman of the Board and President, Mr. Shulman, was granted 20,000 options, Mr. Richard Power was granted 20,000 options, Mr. Jonathan Lasko was granted 5,000 options and each of the other three directors was granted 3,000 options for 1999. The Registrant anticipates that the Board of Directors will continue to meet at least four times a year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

            The following table sets forth options exercised by the Registrant's chief executive officer and the Registrant's two other most highly compensated executive officers during fiscal 1999, and the number and value of all unexercised options at year end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Registrant's stock at fiscal year-end. On that date, none of the Registrant's executive officers held exercisable options which were "in-the-money".


                                                                               Number of
                                                                              Securities                  Value of
                                                                              Underlying                 Unexercised
                                                                             Unexercised                In-The-Money
                                                                             Options/SARs               Options/SARs
                                                                             at FY-End (#)              at FY-End ($)

                                  Shares Acquired            Value           Exercisable/               Exercisable/
Name                               On Exercise (#)        Realized ($)       Unexercisable              Unexercisable
----                               ---------------        ------------       -------------              -------------

Steven Shulman                           -0-                   -0-           14,667/33,333                  $0/0

Jonathan S. Lasko                        -0-                   -0-           11,005/14,495                  $0/0

William P. Rodrigues, Jr.                -0-                   -0-            4,167/8,333                   $0/0

Employment Agreements and Aggregate Options Holdings

            The Registrant has a five-year employment agreement, ending August 31, 2000, with Jonathan S. Lasko. Under his employment agreement, Mr. Lasko is to receive an annual base salary of $115,000 for the fourth year and $125,000 for the fifth year of his employment. On February 18, 1998, the Board of Directors accepted the recommendation of its Compensation Committee of the Board of Directors (the "Compensation Committee") and increased Jonathan S. Lasko's base compensation for 1998 and 1999 to $125,000. The employment agreement also entitles Mr. Lasko to the use of an automobile and to employee benefit plans, such as group life, health, hospitalization and life insurance. Under the employment agreement, employment terminates upon death or total disability of the employee and may be terminated by the Registrant for "cause," which is defined, among other things, as the willful failure to perform duties, embezzlement, conviction of a felony, or breach of the employee's covenant not to compete or maintain confidential certain information.

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

            In connection with the A-One-A Produce transaction, the Registrant entered into five-year employment agreements, effective July 1, 1997, and ending June 30, 2002, with both Virgil D. Scarbrough and Scott Davis. Under these employment agreements, Messrs. Scarbrough and Davis serve as senior executives of the Registrant's wholly-owned subsidiaries A-One-A Produce and Fresh, and each receive a annual base salary of $120,000, an annual discretionary bonus, a performance incentive bonus of 20% of annual salary, which percentage will be increased incrementally if the pre-tax income of A-One-A Produce and Fresh exceed specified levels, and all other benefits available to other Registrant executives.

ITEM 11 - SECURITY OWNERSHIP OF CERTaIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table provides information concerning the beneficial ownership of Common Stock of the Registrant by each director, certain executive officers, and by all directors and officers of the Registrant as a group as of December 31, 1999. In addition, the table provides information concerning the beneficial owners known to the Registrant to hold more than five percent of the 948,342 shares of outstanding Common Stock of the Registrant as of December 31, 1999.

                                                  Common Stock
                                                  Beneficial         Percent of
Name of Beneficial Owner                          Ownership(1)       Class(1)
------------------------                          ------------       --------

Jonathan S. Lasko                                  104,167(2)         10.0%
Richard Power                                       94,250(3)          9.4%
Steven Shulman                                     130,284(4)         12.0%
Fred A. Seigel                                      20,458(5)          1.7%
Houssam T. Aboukhater                               21,000(6)          1.8%
Salvatore Bommanito                                 40,000(9)          3.4%
William P. Rodrigues                                 6,666(7)          *
Michael Feinberg                                    57,500(8)          6.0%

All Directors, Executive Officers and 5%
    Holders as a Group (8 persons)                 474,325            40.4%
-----------------------------------
          *Less than one percent.

(1) In each case the beneficial owner has sole voting and investment power except that 38,000 shares held by Jonathan S. Lasko are held in joint tenancy with his wife Ellen J. Lasko.
(2) Includes 2,500 shares held for the benefit of Jordana Lasko, a minor. Includes 15,167 Options and 37,500 Warrants exercisable within 60 days of this Report.
(3) Includes 6,333 Options and 43,167 Warrants exercisable within 60 days of this Report.
(4)       Includes 43,667 Warrants exercisable within 60 days of this Report.
(5) Includes 1,000 Options and 11,583 Warrants exercisable within 60 days of this Report.
(6)       Includes 1,000 Options exercisable within 60 days of this Report.
(7)       Includes 4,166 Options exercisable within 60 days of this Report.
(8)       Includes 7,500 warrants exercisable within 60 days of this Report.
(9)       Includes 40,000 warrants exercisable within 60 days of this Report.


ITEM 12 - CERTAIN RELATIONSHiPS AND RELATED TRANSACTIONS

          Samuel H. Lasko and Jonathan S. Lasko (collectively the "Laskos") entered into an option agreement to purchase the businesses, assets or capital stock of three of the Registrant's wholly owned subsidiaries, The Lasko Family Kosher Tours, Inc., The Lasko Companies, Inc. and A&E Management, Inc. at the fair market value thereof to be independently determined. The option was exercised by Samuel H. Lasko alone and on March 13, 1998, he purchased The Lasko Family Kosher Tours, Inc. and A&E Management, Inc. for consideration equal to $575,000 in accordance with "fair value" and "fairness" opinions from an independent valuation firm. The sale was ratified by the shareholders at the 1998 Annual Meeting on August 26, 1998.

          A-One-A Produce leases approximately 55,000 square feet at 1351 N.W. 22nd Street, Pompano Beach, Florida, for use as its principal offices and warehouse. The lease term is for ten years expiring July 31, 2007, with two five-year options to extend at an annual rental of approximately $222,000. The Pompano Beach facility is owned by an affiliate of Messrs. Scarbrough and Davis. A lease for this facility was negotiated as part of the A-One-A acquisition.

          On December 16, 1999 and February 9, 2000 Steven Shulman, President, Chairman of the Board of Directors and Chief Executive Officer made two loans to the Registrant of $300,000 each. The loans are evidenced by 8 1/2% Senior Subordinated Notes, due December 10, 2000 and February 2001, respectively.

          On January 10, 2000, Jonathan Lasko, Executive Vice President and Chief Operating Officer, loaned the Registrant $25,000. The loan is evidenced by an 81/2% Senior Subordinated Note due January 10, 2001.

ITEM 13 - EXHIBITS ANd REPORTS ON FORM 8-K

(a) Exhibits

          (3)(i) Articles of Incorporation *

          (3)(ii) By-laws *

          (3)(iii) Instruments defining the rights of holders *

          (10) Material Contracts **

          (21) Subsidiaries of the Registrant

          The Registrant's three operating wholly owned subsidiaries are:

          1.    A One A Produce & Provisions, Inc.
                1351 NW 22nd Street
                Pompano Beach, Florida 33069

          2.    Fresh, Inc.
                1351 NW 22nd Street
                Pompano Beach, Florida 33069

          3.    Banner Beef & Seafood Co., Inc.
                1111 NW 21st Terrace
                Miami, Florida 33127
--------------------------------------

 * Incorporated by this reference to the Registrant's registration statement # 33-96892-A.
** All material contracts presently in full force and effect and heretofore filed with the Commission are hereby incorporated by this reference to Registrant's registration statements #33-96892-A and #333-45195; to Registrant's Form 10-KSB and amendments thereto for the year ended December 31, 1998, Commission file number 0-27132; and to Registrant's Reports on Form 8-K filed with the Commission on July 30, 1998.

b) Reports on Form 8-K

          The Registrant filed Current Reports on Form 8-K (i) on May 3, 1999, to report a press release announcing the completion of its $1.6 million preferred equity financing and issuance of its Series C Preferred Stock, (ii) on August 20, 1999 to report the dismissal of Moore Stephens P.C. as independent accountants and (iii) on November 12, 1999 report the engagement of Deloitte and Touche LLP as independent accountants and auditors for 1999.

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

                            TERRACE FOOD GROUP, INC.
--------------------------------------------------------------------------------
                                   Registrant

By:                      /s/ Steven Shulman, President
--------------------------------------------------------------------------------
                            Steven Shulman, President

Date:                              May 11, 1999
--------------------------------------------------------------------------------

                                POWER OF ATTORNEY

          Terrace Food Group, Inc. and each of the undersigned do hereby appoint Messrs. Steven Shulman and Jonathan Lasko, its or his true and lawful attorney to execute on behalf of the Registrant and the undersigned any and all amendments to the Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                  Title                                   Date
---------                  -----                                   ----

/s/ Steven Shulman         Chairman of the Board, Chief            May 11, 2000
---------------------      Executive Officer, President
Steven Shulman             and Director



/s/ Jonathan S. Lasko      Executive Vice-President, Chief         May 11, 2000
----------------------     Operating Officer, Secretary
Jonathan S. Lasko          and Director



                           Director
----------------------
Richard D. Power



/s/ Fred A. Seigel         Director                                May 11, 2000
-----------------------
Fred A. Seigel



/s/ Houssam T. Aboukhater   Director                               May 11, 2000
-------------------------
Houssam T. Aboukhater

                                 Director
--------------------------
Salvatore J. Bommarito



/s/ William P. Rodrigues, Jr.    Vice President-Finance,           May 11, 2000
-------------------------------  Treasurer and Chief Financial
William P. Rodrigues, Jr.         Officer

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

INDEPENDENT AUDITORS' REPORTS                                              F 2-3

CONSOLIDATED  FINANCIAL  STATEMENTS  AS OF  DECEMBER  31, 1999
 AND FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998:

   Consolidated Balance Sheet                                                F 4

   Consolidated Statements of Operations                                     F 5

   Consolidated Statements of Changes in Stockholders' Equity (Deficiency)   F 6

   Consolidated Statements of Cash Flows                                     F 7

   Notes to Consolidated Financial Statements                                F 9

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Terrace Food Group, Inc.

We have audited the accompanying consolidated balance sheet of Terrace Food Group, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terrace Food Group, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative cash flows from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
May 5, 2000

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors of Terrace Food Group, Inc.



         We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Terrace Food Group, Inc. and its subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Terrace Food Group, Inc. and its subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.






                                         MOORE STEPHENS, P. C.
                                         Certified Public Accountants.

New York, New York
April 2, 1999

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Accounts receivable (less allowance for
   doubtful accounts of $303,944)                                                         $  5,334,715
  Inventories                                                                                1,878,081
  Current portion of note receivable - stockholder                                              53,000
  Other current assets                                                                         239,272
                                                                                          ------------

           Total current assets                                                              7,505,068

  Property and equipment, net                                                                4,631,962
  Note receivable - stockholder, net of current portion                                         53,000
  Cost in excess of net assets of businesses acquired -
    net of accumulated amortization of $469,465                                              3,366,679
  Deferred Financing Costs, net of accumulated amortization of $361,818                        249,322
                                                                                          ------------

TOTAL                                                                                     $ 15,806,031
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Cash overdraft                                                                          $  1,510,380
  Accounts payable                                                                           4,707,832
  Accrued expenses                                                                           1,802,931
  Line of credit                                                                             4,056,528
  Term loan                                                                                  1,380,330
  Current portion of long-term debt                                                            271,788
  Convertible subordinated notes                                                             3,105,987
                                                                                          ------------

           Total current liabilities                                                        16,835,776

  Note payable - related party                                                                 300,000
  Long term debt, net of current portion                                                       477,496
  Other non-current liabilities                                                                136,666
                                                                                          ------------

           Total liabilities                                                                17,749,938

COMMITMENTS AND CONTINGENCIES (Note 10)

SERIES C and D REDEEMABLE PREFERRED STOCK,
  $.001 par value, 21,308 shares authorized, 20,772 shares issued and outstanding            1,927,989
                                                                                          ------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding                                                 --
  Common stock - $.001 par value, 25,000,000
    shares authorized, 948,342 issued and outstanding                                              948
  Additional paid-in capital                                                                10,513,923
  Accumulated deficit                                                                      (14,386,767)
                                                                                          ------------

           Total stockholders' deficiency                                                   (3,871,896)
                                                                                          ------------
TOTAL                                                                                     $ 15,806,031
                                                                                          ============

See notes to the consolidated financial statements.

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------

                                                                           1999                     1998

Net sales                                                             $ 42,390,476              $ 31,011,197
Cost of sales                                                           33,287,117                23,624,475
                                                                      ------------              ------------
             Gross profit                                                9,103,359                 7,386,722
                                                                      ------------              ------------

OPERATING EXPENSES:
  Selling, general and administrative expenses                          12,239,202                 9,065,269
  Provision for doubtful accounts                                          403,142                   241,855
  Impairment charge                                                        606,708                      --
                                                                      ------------              ------------
           Total operating expenses                                     13,249,052                 9,307,124
                                                                      ------------              ------------
  Loss from operations                                                  (4,145,693)               (1,920,402)
                                                                      ------------              ------------

OTHER (EXPENSE) INCOME:
  Interest expense                                                      (1,638,056)                 (670,128)
  Interest income                                                            9,894                    10,549
                                                                      ------------              ------------
           Total other expense                                          (1,628,162)                 (659,579)
                                                                      ------------              ------------

  Loss from continuing operations                                       (5,773,855)               (2,579,981)

DISCONTINUED OPERATIONS:
  Loss on disposal of discontinued businesses
    (net of income taxes of $0)                                               --                    (139,483)
                                                                      ------------              ------------
           Net loss                                                   $ (5,773,855)             $ (2,719,464)
                                                                      ============              ============

BASIC AND DILUTED LOSS PER
  SHARE OF COMMON STOCK:
    Loss from continuing operations                                   $      (6.52)             $      (3.84)
    Loss on disposal of discontinued businesses                               --                       (0.20)
                                                                      ------------              ------------
    Basic and diluted net loss per share of common stock              $      (6.52)             $      (4.04)
                                                                      ============              ============
    Basic and diluted weighted average shares of common
      stock outstanding                                                    948,342                   672,620
                                                                      ============              ============


See notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Total
                                              Convertible                             Additional                       Stockholders'
                                            Preferred Stock           Common Stock      Paid-in        Accumulated        Equity
                                           Shares      Amount       Shares    Amount    Capital         Deficit         (Deficiency)
                                           ------      ------       ------    ------    -------         -------         ------------

BALANCE - DECEMBER 31, 1997               1,523,825    $ 1,524     500,640    $ 501   $ 9,079,848      $ (5,893,448)    $ 3,188,425

  Asset acquisition - Fresh, Inc.                                   13,895       14       269,986                           270,000
  Conversion of preferred
    to common                            (1,523,825)    (1,524)    304,765      305         1,219
  Net proceeds from issuance
    of common stock                                                 78,000       78       759,922                           760,000
  Net costs from exercise
    of common stock purchase
     warrants                                                       26,951       26       (23,571)                          (23,545)
  Asset acquisition - Banner                                         3,000        3        37,497                            37,500
  Deering acquisition liability
    conversion                                                      10,091       10       126,122                           126,132
  A-One-A acquisition liability
    conversion                                                      11,000       11       109,989                           110,000
  Warrants and options issued with
    convertible subordinated notes                                                        281,000                           281,000

  Net loss                                                                                              (2,719,464)      (2,719,464)
                                                 ---      ----     -------    -----   -----------        -----------     -----------
BALANCE - DECEMBER 31, 1998                       -          -     948,342      948    10,642,012       (8,612,912)       2,030,048

  Issuance of common stock purchase
    warrants related to the
    Series C & D Redeemable
    Preferred Stock                                                                       277,200                           277,200
  Amortization of Series C and D
    Redeemable Preferred Stock discount                                                  (405,289)                         (405,289)

  Net loss                                                                                               (5,773,855)     (5,773,855)
                                                 ---      ----     -------    -----   -----------        -----------     -----------
BALANCE - DECEMBER 31, 1999                       -        $ -     948,342    $ 948   $10,513,923      $(14,386,767)    $(3,871,896)
                                                 ==       ====     =======    =====   ===========      ============     ===========


See notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------

                                                                                     1999                   1998

OPERATING ACTIVITIES:
  Loss from continuing operations                                                $(5,773,855)          $(2,579,981)
                                                                                 -----------           -----------
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
      Depreciation and amortization                                                2,025,291               769,466
      Provision for doubtful accounts                                                403,142               241,855
      Impairment charge                                                              606,708                  --
      Gain on sale of equipment                                                      (91,614)                 --
  Changes in Assets and Liabilities:
    (Increase) decrease in:
      Restricted cash                                                                   --                 137,701
      Accounts receivable                                                         (1,729,704)           (1,924,768)
      Inventories                                                                   (250,205)             (573,885)
      Note receivable - stockholder                                                   53,000              (159,000)
      Other current assets                                                           (72,842)               47,779
      Deferred financing costs                                                       (47,536)              (35,033)
    Increase (decrease) in:
      Accounts payable and cash overdrafts                                         1,725,316             2,563,373
      Accrued expenses                                                               748,065               392,590
      Other noncurrent liabilities                                                   (47,500)              184,166
                                                                                 -----------           -----------

           Total adjustments                                                       3,322,121             1,644,244
                                                                                 -----------           -----------

           Net cash used in continuing operations                                 (2,451,734)             (935,737)
                                                                                 -----------           -----------
  Discountinued Operations:

    Loss from discontinued businesses                                                   --                (139,483)
                                                                                 -----------           -----------

           Net cash used in discontinued operations                                     --                (139,483)
                                                                                 -----------           -----------

           Net cash used in operations                                            (2,451,734)           (1,075,220)
                                                                                 -----------           -----------

INVESTING ACTIVITIES - CONTINUING OPERATIONS:
  Purchase of property and equipment                                                (749,033)           (2,382,604)
  Purchase of businesses - net of cash acquired                                                         (3,389,668)
  Proceeds from sale of equipment                                                    637,919                  --
                                                                                 -----------           -----------

           Net cash used in investing activities - continuing operations            (111,114)           (5,772,272)
                                                                                 -----------           -----------

                                                                     (Continued)

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------

                                                                                      1999                1998

FINANCING ACTIVITIES - CONTINUING OPERATIONS:
  Proceeds from issuance of convertible subordinated notes
    with warrants and options                                                           --              2,500,000
  Proceeds from sale of Series C & D Preferred Stock with warrants                 1,799,900                 --
  Borrowing of long-term debt                                                        380,000            3,001,684
  Repayment of long-term debt                                                     (1,127,771)            (368,049)
  Borrowing under line of credit                                                   1,210,719            2,845,810
  Repayment of line of credit                                                           --             (1,354,085)
  Borrowings from related party                                                      300,000                 --
  Net proceeds from issuance of common stock
    and exercise of common stock purchase warrants                                      --                736,455
  Incurrence of deferred financing costs                                                --               (514,323)
                                                                                 -----------          -----------

           Net cash provided by financing activities - continuing operations       2,562,848            6,847,492
                                                                                 -----------          -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 --                   --

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                           --                   --
                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                          $      --            $      --
                                                                                 ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the years for:
      Interest                                                                   $   615,311          $   345,097
                                                                                 ===========          ===========
      Income taxes                                                               $      --            $      --
                                                                                 ===========          ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
  During the first quarter of 1998, the Company issued 13,895 shares of its common stock valued at $270,000 in connection with the acquisition of Fresh, Inc. and in the third quarter issued 3,000 shares of its common stock in connection with the acquisition of Banner Beef and Seafood, Inc.
    valued at $37,500.

  During the third quarter of 1998, the Company issued 21,091 shares of its common stock valued at $236,132 to satisfy liabilities relating to the purchase of A-One-A and Deering.

  The Company's convertible subordinated notes were issued in 1998 at a discount of $406,000 that is being amortized over the term of the notes (see Note 7).

  In 1998, the Company's outstanding convertible preferred stock automatically converted to common stock (see Note 12).

                                                                     (Concluded)

See notes to the consolidated financial statements.

TERRACE FOOD GROUP, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998
--------------------------------------------------------------------------------


1. NATURE OF OPERATIONS, MANAGEMENT'S PLANS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Operations - Terrace Food Group, Inc. (the "Company") operates in two segments of the food industry, Food Distribution and Food Processing and Manufacturing.

        The Food Distribution segment includes the operations of the Company's A-One-A Produce and Provisions, Inc. ("A-One-A") and Fresh, Inc. ("Fresh") subsidiaries. A-One-A distributes fresh and precut produce, and dairy products to foodservice, to cruise lines and to export customers throughout South Florida. Fresh processes precut produce which is marketed primarily by A-One-A.

        The Food Processing and Manufacturing segment includes the operations of the Company's Banner Beef & Seafood Co., Inc. ("Banner") subsidiary (See
        Note 2). Banner is a custom value added processor of meat, seafood and poultry products marketed nationally to retail and foodservice customers.

        Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses. At December 31, 1999 there is a working capital deficiency and a stockholder's deficiency; the Company is in default of its bank borrowing agreement. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company is taking several actions in its attempts to alleviate this situation.

        Management Plans - Negotiations are in process to replace the current bank borrowing arrangement with a new arrangement with a different financial institution that would provide for additional working capital which would enable the Company to fund its operations and obligations for at least fiscal 2000. Several lenders expressed interest in providing financing to the Company. The Company is in the process of negotiating terms with the prospective lenders.

        The Company's Convertible Subordinated Notes matured on March 31, 2000; however, the Company is in negotiations with the holders to extend the maturity. As part of the negotiations, the holders of the notes are being asked to convert all or part of the notes into common stock.

        Management has taken actions to improve operations at Banner. Cost reduction programs have reduced salaries and overhead. The product line has been streamlined and marketing efforts have been targeted at proven and growing market segments. Banner's ethnic product line revenues for the first quarter of fiscal 2000 have exceeded the revenues for the entire fiscal 1999 year and, as such, management expects that revenues for the full fiscal 2000 will be significantly in excess of fiscal 1999 as a result of the product line continuing to receive market acceptance.

        Food Distribution revenues for the first quarter of fiscal 2000 exceeds similar revenues of fiscal 1999 by approximately 18% and the Company is in the process of negotiating for new food service contracts with cruise lines. Accordingly, management expects the Food Distribution business to grow substantially during fiscal 2000.

        Management believes the implementation of a new bank borrowing arrangement, the restructuring of its Convertible Subordinated Notes and improved operating performance would provide for the Company's continuing operations through fiscal 2000.

        Reverse Split of Common Stock - Effective March 15, 1999, the shareholders of the Company approved a one for ten reverse split of the Company's common stock without any other changes in authorization, par value or otherwise. All per share and share amounts for all periods presented have been adjusted to reflect this reverse split.

        Consolidation Policy - The consolidated financial statements include the accounts of Terrace and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The subsidiaries' fiscal years end on the Saturday closest to December 31, which does not have a significant impact on the consolidated financial statements.

        Inventories - Inventories are recorded at the lower of cost or market. Cost is determined on the first-in, first-out ("FIFO") basis.

        Deferred Financing Costs - The Company amortizes, using a method which approximates the interest method, deferred financing costs incurred in connection with its financing agreements over the related period.

        Property and Equipment - Property and equipment are recorded at cost. Expenditures for normal repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in operations. Depreciation is recorded using the straight-line method over the shorter of the estimated lives of the related asset or the remaining lease term, if applicable.

           Estimated useful lives are as follows:

            Buildings                                           30 Years
            Machinery and Equipment                             5 - 7 Years
            Transportation Equipment                            7 - 10 Years
            Office Equipment, Furniture and Fixtures            5 - 10 Years
            Leasehold Improvements                              5 - 10 Years

        Cash and Cash Equivalents - The Company considers highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. The Company did not have any cash equivalents at December 31, 1999.

        Cost in Excess of Net Assets of Businesses Acquired - The cost in excess of net assets of businesses acquired ("Goodwill") is being amortized on a straight-line basis over 20 years.

        Impairment - The Company's policy is to record an impairment loss against the balance of a long-lived asset in the period when it is determined that the carrying amount of the asset may not be recoverable.

        This determination is based on an evaluation of such factors as the occurrence of a significant event or a significant change in the environment in which the business assets operate. The Company considers assets to be impaired when the expected future non-discounted cash flows of the business is determined to be less than the carrying value of the assets. If impairment is deemed to exist, the assets will be written down to fair value. Management also evaluates events and circumstances to determine whether revised estimates of useful lives is warranted. During 1999, the Company recorded an impairment charge of approximately $607,000 related to goodwill associated with prior acquisitions and is recorded as Impairment Charge in the accompanying consolidated statements of operations. As of December 31, 1999, management expects the carrying value of its long-lived assets to be fully recoverable.

        Income Taxes - Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases for income tax purposes, and operating loss and tax credit carryforwards.

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

        Concentrations of Risk - A-One-A is a member of a cooperative of independent distributors through which it obtains advantageous pricing on purchases. Although A-One-A purchased 27% of consolidated purchases through this cooperative, management believes there is no business vulnerability regarding this concentration of purchases, as the products are readily available from other sources.

        New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not determined what effect, if any, the adoption of SFAS No. 133 will have on the consolidated financial statements.

        Loss Per Share - Basic EPS excludes dilution and is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS assumes conversion of options and warrants and the issuance of common stock for all other potentially dilutive shares, unless the effect of issuance would have an anti-dilutive effect.

2.      BUSINESS ACQUISITIONS

        On January 2, 1998, the Company purchased certain assets of D.M.S. Food Distributors, Inc., a Florida Corporation d/b/a Gourmet Distributors ("Gourmet"). Gourmet is a wholesaler of dry goods. In consideration for the purchase, the Company paid $453,764 primarily for inventory which resulted in goodwill of $400,000. The acquisition has been accounted for as a purchase. The operations of Gourmet have been included in the Company's results of operations from the date of acquisition. Management has deemed the operations of this acquisition immaterial for pro forma purposes. During 1999, the Company determined that the remaining net carrying value of the goodwill associated with this acquisition was impaired and not recoverable and, accordingly, charged such to operations as an impairment charge in the consolidated 1999 statement of operations.

        In February 1998, effective January 1, 1998, the Company purchased all of the outstanding stock of Fresh, a related entity because of common shareholders. The operations of Fresh have been included in the Company's results of operations from the date of acquisition. In consideration for the purchase, the Company paid $105,000 in cash, issued 13,895 shares of common stock valued at $270,000 and forgave net accounts receivable of $141,986. The acquisition, accounted for as a purchase, resulted in goodwill of $373,004.

        On July 15, 1998, the Company acquired the assets and substantially all the liabilities of Banner through an acquisition accounted for as a purchase. The operations of Banner have been included in the Company's results of operations from the date of acquisition. The cost of the purchase included a base cash price of $1,800,000, the payoff of existing debt of $670,536, and other costs of $181,212. The cost of the acquisition was primarily allocated to property, plant and equipment. There was no goodwill recorded in connection with this acquisition.

        A summary of the allocation of the aggregate consideration paid for the aforementioned acquisitions, based on the fair market value of the assets acquired and liabilities assumed, is as follows:

         CURRENT ASSETS:
           Accounts receivable                            $   448,535
           Inventories                                        773,533
           Other                                               23,893
                                                          -----------

         Total                                              1,245,961

          Property, plant and equipment                     2,289,286
          Goodwill                                            773,004
                                                          -----------
         Total                                              4,308,251
                                                          -----------

         CURRENT LIABILITIES:
          Accounts payable and accrued expenses               679,452
          Other                                                 6,301
                                                          -----------
         Total                                                685,753
                                                          -----------
         Aggregate consideration                          $ 3,622,498
                                                          ===========

        The following pro forma information presents the results of the Company for the year ended December 31, 1998 as if the above acquisitions had occurred at the beginning of the period presented:

                                                             For the Year
                                                                Ended
                                                            December 31, 1998

              Total revenues                                $ 33,832,500
                                                            ============
              Loss from continuing operations               $ (3,016,591)
                                                            =============

              Basic and diluted loss from continuing
               operations per share of common stock         $      (4.48)
                                                            ============

        The pro forma consolidated results of operations are based on historical financial information of the Company and include adjustments to give effect to the following: additional amortization of goodwill and other intangibles arising from the transactions; increased interest on borrowing to finance the acquisitions; and certain other adjustments. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions occurred on the date indicated, or of future results of operations of the consolidated entities.

3.      DISCONTINUED OPERATIONS AND DIVESTITURES

        During 1998 the Company incurred costs of $139,483 in excess of the amounts provided in 1997 for expected losses during the phase out periods for two businesses it divested in 1997.

4.      INVENTORIES

        Inventories at December 31, 1999 consisted of:

          Raw Materials                              $  551,436
          Semi-Processed Goods                           43,102
          Finished Goods                              1,283,543
                                                     ----------
          Total                                      $1,878,081
                                                     ==========

5.      PROPERTY AND EQUIPMENT

        The following is a summary of property and equipment at December 31, 1999:

          Land                                            $  197,951
          Buildings                                        1,322,475
          Machinery and equipment                          3,067,713
          Transportation equipment                            32,174
          Office equipment, furniture and fixtures           620,184
          Leasehold improvements                             360,311
                                                          ----------

          Total at cost                                    5,600,808
          Less: accumulated depreciation                    (968,846)
                                                         -----------
          Property and equipment, net                    $ 4,631,962
                                                         ===========

        Included in the total cost above are assets acquired under capital leases in the gross amount of $1,452,688. Depreciation expense for these assets acquired under capital leases was $204,945 and $117,109 for the years ended December 31, 1999 and 1998, respectively. Accumulated depreciation for these assets acquired under capital lease at December 31, 1999 was $212,561.

        Total depreciation expense related to property and equipment amounted to $760,145 and $335,217 for the years ended December 31, 1999 and 1998, respectively.

6.      LINE OF CREDIT AND TERM LOAN

            In July 1998, the Company and its subsidiaries entered into a financing agreement with a bank under which the bank provided a line of credit, subject to available collateral, as defined in the agreement, to a maximum of $4,000,000 and a term loan of $2,000,000. The loans are collateralized by virtually all of the assets of the Company. All cash received by the Company must be remitted to the bank as long as there is an outstanding balance under the line of credit, which will expire on July 15, 2001. The line of credit accrues interest at .5% over the bank's prime lending rate. The interest rate on the line of credit at December 31, 1999 was 9%. The term loan is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 15, 2001, with the remaining balance then due. The interest rate for the term loan at December 31, 1999 was 9.5%. Costs related to the financing, included in deferred financing costs in the consolidated balance sheet, are being amortized over its term. Amortization expense recorded for the years ended December 31, 1999 and 1998 was $134,292 and $93,747, respectively.

The loan agreement requires the Company to maintain certain financial ratios. In addition, the loan agreement restricts additional borrowings, dividends and acquisitions, as defined. The Company was in default of certain covenants at December 31, 1999 and, accordingly, the term loan is included in current liabilities in the consolidated balance sheet. The bank has continued to provide funds under the agreement and the line has been temporarily increased.

The Company is negotiating with several other banks to replace this arrangement. F-14

7.      CONVERTIBLE SUBORDINATED NOTES

        In 1998, the Company issued to a private investor $2,625,000 principal amount of Convertible Subordinated Notes ("Notes"), warrants to purchase 40,000 shares of common stock and options to purchase 50,000 shares of common stock of the Company. The options expired December 31, 1998. The exercise price of the warrants and the conversion rate of the Notes are at $6 a share. The Notes can be converted at the option of the Company into Redeemable Convertible 8% Cumulative Preferred Stock ("Preferred Stock") of the Company. The Notes, warrants and any Preferred Stock issued to the private investor are subject to anti-dilution adjustments, registration rights, interest and dividend adjustments and payment by the Company of certain fees and expenses in connection with the transaction. The Company received proceeds of $2,500,000, with $281,000 attributed to the warrants and options and $2,219,000 to the Notes. The discount on the Notes in the amount of $406,000 is being amortized over the term of the Notes.

        The Notes agreement required the Company to attain a specified earnings level for 1998, which was not attained. Accordingly, the Company has issued to the private investor additional warrants to purchase 25,000 shares of common stock of the Company that are exercisable at $6.00 per share and the interest rate of the notes was increased to 14%.

        On April 13, 1999, the Company and the private investor agreed to amend the terms of the Notes. The maturity date was extended to March 31, 2000, and the Notes are able to be converted to either common stock or Preferred Stock at a rate of $6 per share and the exercise price of the warrants was set at $6.00 per share through the maturity date. Any default which may have occurred under the agreement was waived or deemed cured. The Company has issued the private investor an additional $631,090 in Notes as payment for accrued and unpaid interest on the Notes though April 13, 1999 and other considerations. The Company also issued the private investor 25,000 additional warrants to purchase the Company's common stock at $9.00 per share. Of this amount $350,000 represented additional discount to the Notes and is being amortized over the extended term of the Notes.

        Total discount amortization related to the notes was $491,000 and $116,000 for the years ended December 31, 1999 and 1998, respectively.

        As of March 31, 2000, the Company has not paid the principal or any accrued interest on the Notes and the holders have not converted the Notes. Accordingly, the convertible subordinated debt is included in current liabilities in the consolidated balance sheet. The Company is negotiating with the holders of the Notes to extend their maturity to convert them to common stock or a combination thereof.

8.      LONG-TERM DEBT AND CAPITAL LEASE

        At December 31, 1999, long-term debt consisted of the following:

        Note payable in thirty-six monthly total installments of $5,647 including interest at 9.3% per annum, through October 2001,
          collateralized by certain manufacturing equipment.                    $ 109,044
        Capital lease obligation payable in thirty-six monthly total installments of $12,170 including interest at 10.69% per
          annum through July 2002, collateralized by certain
          manufacturing equipment.                                                328,384
        Capital lease obligation payable in forty-two monthly
          installments of $7,223 including interest at 11.12%
          per annum through February 2003, collateralized by
          certain packaging equipment                                             229,565
        Various notes payable in thirty-six total monthly
          installments of $1,377-$2,142 including interest
          at 14.6%-16.1% per annum collateralized by certain
          computer equipment and software                                          82,291
                                                                                ---------

        Total                                                                     749,284
        Less: current portion                                                    (271,788)
                                                                                ---------
        Total                                                                   $ 477,496
                                                                                =========

        Long-term debt at December 31, 1999 matures as follows:

        2000                                       $271,788
        2001                                        274,279
        2002                                        185,806
        2003                                         17,411
                                                   --------
        Total                                      $749,284
                                                   ========

9.      INCOME TAXES

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Temporary differences include different tax bases and accounting carrying values of property and equipment and intangible assets. Deferred income tax assets are established for all deductible temporary differences and operating loss carryforwards. The operating loss carryforwards at December 31, 1999, (assuming all operating loss carryforwards will be available) amount to approximately $14,000,000. Such loss carryforwards will expire at the rate of $5,100,000 in 2014, $3,350,000 in 2013, $4,000,000 in 2012, $1,200,000
        in 2011 and $350,000 in 2010. At December 31, 1999, based on the amount of the operating loss carryforwards, the Company would have a deferred tax asset of approximately $4,750,000. However, because of the uncertainty that the Company will generate income in the future sufficient to fully or partially utilize these carryforwards, a valuation allowance of $4,750,000 has been established representing an increase of $1,750,000 from December 31, 1998. Accordingly, no deferred income tax asset is reflected in these consolidated financial statements.
                                      F-16

10.     COMMITMENTS AND CONTINGENCIES

        Operating Leases - Future minimum rental payments under noncancellable operating leases, including equipment leases, with terms in excess of one year are as follows:

        Year ending
        December 31,                                         Amount

        2000                                               $1,028,181
        2001                                                1,059,849
        2002                                                  975,440
        2003                                                  795,532
        2004                                                  703,883
        Thereafter                                          1,440,741
                                                           ----------
        Total                                              $6,003,626
                                                           ==========

        A-One-A's main operating facility is leased from an affiliate of two of A-One-A's officers at an annual rate of approximately $222,000 through June 2007. The lease provides the Company with three five-year renewal options.

        The Company also leases a plant located in Hialeah, Florida at an annual rate of approximately $128,000. The lease term is for five years through June 2003. During the term of the lease, the Company has an option to purchase this property for the lesser of $1,270,000 or its independently appraised value. There is no renewal option for this lease.

        Rent expense related to the leases for the years ended December 31, 1999 and 1998 was $689,894 and $462,005, respectively.

        Employment Agreements - The Company has an employment agreement with its Executive Vice President and Chief Operating Officer, through August 31, 2000, for a base salary of $125,000 per year. Additionally, A-One-A produce has employment agreements with two of its executives through June 30, 2002, for base salaries of $120,000 each per year.

        Standby Letter of Credit - The Company has available a standby letter of credit in the amount of $25,000, which is being maintained as security for payments related to purchases of inventory. The letter of credit is collateralized through the Company's bank line of credit.

        Litigation - The Company is a party to litigation arising from the normal course of business. The Company is a defendant in an action brought by a former marketing agent alleging breach of contract, misappropriation of trade assets, unfair competition and violation of Florida's Deceptive and Unfair Trade Practices Act. The complaint seeks unspecified damages. The Company is vigorously defending the matter and, when appropriate, expects to assert counterclaims. Additionally, the Company is currently in dispute with a former employee relating to a compensation matter. In management's opinion, the litigation and dispute will not materially affect the Company's financial position, results of operations or cash flows.

11.     SERIES C & D REDEEMABLE PREFERRED STOCK

        In the second and third quarters of 1999, the Company issued 20,772 shares of newly authorized Series C & D Redeemable Preferred Stock together with warrants to purchase 360,000 shares of the Company's common stock. The Series C & D Redeemable Preferred Stock and warrants were purchased by a private investor group that included four of the Company's Directors. The Company received proceeds of approximately $1,800,000 in these transactions was used for operating purposes.

        The Series C & D Preferred Stock was issued at a discount, calculated to yield an effective annual dividend of approximately 15%. The Series C & D Redeemable Preferred Stock is redeemable, in cash, at the option of the Company through March 30, 2000, when it becomes mandatorily redeemable either, at the option of the Company, in cash or through conversion into 17% Senior Notes which would mature on March 31, 2003. As of March 31, 2000, the Series C & D Redeemable Preferred Stock had not been redeemed by the Company as discussions were being held with the holders to convert such stock to common stock of the Company. The stock purchase warrants, valued at $277,200, expire four years from their date of issue, provide for the purchase of Company's common stock at $9.00 per share during the first year, $7.50 per share during the second year and $6.00 per share thereafter. The discount of $554,400 from the redemption value of $2,077,200 is being amortized by changes to Additional Paid-in Capital - ($405,289) for 1999 through March 31, 2000.

12.     DESCRIPTION OF SECURITIES

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

        In October 1998, warrant holders exercised warrants to purchase 26,951 shares of the Company's common stock for $306,704. Transaction costs in the amount of $330,249 were incurred in the registration of the shares related to the exercise of the warrants, which resulted in net costs associated with this transaction in the amount of $23,545.

        In November 1998, the Company issued 11,000 unregistered shares to satisfy $110,000 of indebtedness to the former owners of A-One-A related to its acquisition in 1997.

        Preferred Stock - During 1997 the Company issued 1,523,825 Preferred Units, each consisting of one share of Convertible Preferred Stock and two warrants, each to purchase one-tenth of a share of Company common stock at $40 per share, for aggregate consideration of $2,637,300, net of offering costs. In connection with the offering, the Company issued the soliciting agent and its assignees, warrants to purchase 75,000 shares of Company common stock at a price of $40 per share, exercisable through December 4, 2000. There were no dividends declared or paid on the Convertible Preferred Stock during 1998. On July 31, 1998, all of the outstanding shares of the Convertible Preferred Stock automatically converted on the basis of one-fifth of a common share for each convertible preferred share into shares of common stock of the Company.

        Options and Warrants - The Company has outstanding options and warrants to purchase shares of its common stock at December 31, 1999, which are described in the following paragraphs.

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

        See Note 13 for more information regarding a stock option plan of the Company.

        Warrants -

                                                           Number of    Exercise
                                                            Shares        Price
                                                            ------        -----

        Issued in connection  with initial public
         offering of Common Shares in 1995 and
         the sale of Convertible Preferred Stock
         Units in 1997; exercisable through
         December 4, 2000.                                  445,610      $ 40.00
        Issued in connection with Deering purchase
         and to one current and one former executive
         of the Company in 1997; exercisable through
         August 31, 2000.                                   121,833       11.875
        Issued in connection with Convertible
          Subordinated Notes in 1998; exercisable
          through June 30, 2002                              65,000        6.00
                                                             25,000        9.00
        Issued in connection with sales of Common Shares
          in 1998; exercisable through November 30, 2003.    12,500       10.00
        Issued prior to initial public offering in 1995;
          exercisable through December 4, 2000.              20,000      100.00
        Issued in connection with Series C & D Preferred
          Stock in 1999, exercisable through April 30,
          2003                                              360,000       *

        *Through  April 20, 2000 at $9.00
         April 21, 2000 - April 20, 2001 at $7.50
         April 21, 2001 - April 20, 2003 at $ 6.00

13.     STOCK OPTION PLAN

        The Company adopted the 1997 Stock Option Plan (the "Plan") which enables its Board of Directors to grant options for the purchase of shares of its common stock. The Plan, as amended, authorizes the grant of options to purchase up to an aggregate of 350,000 shares of the Company's common stock, to (i) officers and other full-time salaried employees of the Company and its subsidiaries with managerial, professional or supervisory responsibilities, and (ii) consultants and advisors who render bona fide services to the Company and its subsidiaries, in each case, where the compensation committee of the Board of Directors determines that such officer, employee, consultant or advisor has the capacity to make a substantial contribution to the success of the Company. The purposes of the Plan are to enable the Company to attract and retain persons of ability as officers and other key employees with managerial, professional or supervisory responsibilities, to retain able consultants and advisors, and to motivate such persons to use their best efforts on behalf of the Company by providing them with an equity participation in the Company.

        Pursuant to the Plan, the Board of Directors has made the following grants:

                                             Exercise
                                    Shares      Price         Expiration

1998                                1,000    $  16.90     January, 2008
                                    1,000       23.10     March, 2008
                                   10,000       15.60     July, 2008
                                   17,000       13.75     August, 2008
                                   28,000       10.00     November, 2008

1999                               59,000        3.19     May 17, 2009

        The options generally vest over a three-year period, one-third per year.

        A summary of the option under the Plan for 1999 and 1998 is as follows:

                                                          Weighted Average
                                              Shares       Exercise Price
                                              ------       --------------

OUTSTANDING AT DECEMBER 31, 1997               73,800        $ 13.50
  Granted                                      57,000          12.45
  Exercised                                     -               -
  Expired/Canceled                            (16,500)         12.53
                                             --------

OUTSTANDING AT DECEMBER 31, 1998              114,300          13.11
  Granted                                      59,000           3.19
  Exercised                                    -                -
  Expired/Canceled                            (19,350)         12.64
                                             --------

OUTSTANDING AT DECEMBER 31, 1999              153,950           9.37
                                             ========

EXERCISABLE AT DECEMBER 31, 1999               44,916         13.51
                                             ========

        If compensation cost of $156,000 and $492,000, for options issued under the Plan in 1999 and 1998, respectively, had been determined based on the fair value at the grant dates for awards under Plan, the Company's net loss and basic and diluted net loss per share of common stock would have been increased on a pro forma basis as indicated below:

                                                       Years ended
                                                       December 31,
                                                 1999                 1998
                                            ---------------    ----------------

NET LOSS:
  As Reported                               $ (5,773,855)      $ (2,719,464)
  Pro forma                                 $ (5,929,855)      $ (3,211,464)

BASIC AND DILUTED NET LOSS PER
 SHARE OF COMMON STOCK:
  As Reported                               $      (6.52)      $     (4.04)
  Pro forma                                 $      (6.68)      $     (4.77)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants awarded in 1999 and 1998, respectively:

                                              Years ended
                                              December 31,
                                        1999                 1998
                                        ----                 ----

        Divident yields                   0 %                  0 %
        Expected Volatility             116 %                 92 %
        Risk-free interest rate         5.2 %                4.7 %
        Expected lives                  4 years              3.8 years

        The weighted-average fair value of options granted was $2.65 and $8.63 for the years ended December 31, 1999 and 1998, respectively.

        The following table summarizes information about stock options and warrants at December 31, 1998:


                                                        Outstanding                  Exercisable
                                        ------------------------------------------------------------------
                                            Weighted             Weighted                      Weighted
         Range of                          Remaining              Average                      Average
     Exercise Prices        Shares       Contractual Life     Exercise Price    Shares      Exercise Price
          $3.19              59,000           9.40                3.19             -            $ 0.00
       $10.00-11.85          57,500           8.00               10.95          29,674           11.27
       $13.75-16.90          28,000           8.60               14.52           9,333           14.52
          $23.10              9,450           7.50               23.10           5,969           23.10
                            -------           ----               -----          ------           -----
                            153,950           8.61               $9.37          44,976          $13.51
                            =======           ====               =====          ======           =====

14.     SEGMENT DATA

        At December 31, 1999 and 1998, the Company's two business units have distinct management teams and infrastructures that offer different products which are evaluated separately in assessing performance and allocating resources. These business units have been reported as two reportable segments, Food Distribution and Food Processing and Manufacturing. Each segment has a distinct customer base and requires different strategic and marketing efforts. Food Distribution includes the operations of the Company's A-One-A and Fresh subsidiaries and Food Processing and Manufacturing is represented by Banner.

        The Company evaluates performance based on operating profit before interest and taxes. Accordingly, interest has not been allocated to the operating segments.


                                                                                        Food
                                                                 Food              Processing and
                                                              Distribution          Manufacturing              Total
                                                            ---------------      -----------------         ------------


Sales                                                       $ 37,441,017            $ 4,949,459            $ 42,390,476
Depreciation and amortization                                    529,541                456,690                 986,231
Operating income (loss) before impairment charge                 550,313             (3,129,690)             (2,579,377)
Impairment charge                                                606,708                      -                 606,708
Operating income (loss)                                          (56,395)            (3,129,690)             (3,186,085)
Segment assets                                                10,343,870              5,087,180              15,431,050
Expenditures for segment property
  and equipment                                                  409,106                339,427                 749,033

RECONCILIATION OF SEGMENT AMOUNTS
TO CONSOLIDATED AMOUNTS:
  Loss from continuing operations:
    Total segments                                                                                         $ (3,186,085)
    Interest expense                                                                                         (1,638,056)
    Amortization of deferred financing costs                                                                   (202,791)
    Interest income                                                                                               9,894
    Corporate expenses                                                                                         (756,817)
                                                                                                           -------------

TOTAL                                                                                                      $ (5,773,855)
                                                                                                           =============

ASSETS:
  Total segments                                                                                           $ 15,431,050
  Note receivable                                                                                               106,000
  Other assets                                                                                                  249,322
  Other current assets                                                                                           19,659
                                                                                                          -------------

TOTAL                                                                                                      $ 15,806,831
                                                                                                          =============


YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------

                                                                                     Food
                                                              Food               Processing and
                                                            Distribution          Manufacturing             Total
                                                            ------------          -------------             -----


Sales                                                    $ 27,981,862            $ 3,029,335            $ 31,011,197
Depreciation and amortization                                 478,383                 81,039                 559,422
Operating loss                                               (276,394)              (753,454)             (1,029,848)
Segment assets                                              9,837,572              5,358,607              15,196,179
Expenditures for segment property
  and equipment                                               872,161              1,697,865               2,570,026

RECONCILIATION OF SEGMENT AMOUNTS
TO CONSOLIDATED AMOUNTS:
  Loss from continuing operations:
    Total segments                                                                                      $ (1,029,848)
    Interest expense                                                                                        (670,128)
    Amortization of deferred financing costs                                                                 (61,550)
    Interest income                                                                                           10,549
    Corporate expenses                                                                                      (829,004)
                                                                                                            ---------

TOTAL                                                                                                   $ (2,579,981)
                                                                                                        =============

ASSETS:
  Total segments                                                                                        $ 15,196,179
  Note receivable                                                                                            159,000
  Other assets                                                                                               426,368
  Other current assets                                                                                        38,622
                                                                                                             -------

TOTAL                                                                                                   $ 15,820,169
                                                                                                        ============

        Major Customer - Revenues from one customer of the Company's food distribution segment represents approximately 13.7% of the Company's consolidated revenues.

15.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including trade receivables, related party balances, trade payables, and letter of credit, it was assumed that the carrying amount approximated fair value for these instruments because of their short maturities. It was estimated that the carrying amount of the Company's long-term debt, term loan, convertible subordinated notes and line of credit approximated its fair value based on quoted market prices for similar issues.

        The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

16.     LOSS PER SHARE

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.

                                                        1999           1998

Net loss                                           $ (5,773,855)   $ (2,719,464)

Amortization of preferred stock discount               (405,289)          -
                                                   ------------    -------------

Net loss (numerator), basic and diluted            $ (6,179,144)   $ (2,719,464)
                                                   ============    =============

Shares (denominator):
  Weighted average common shares outstanding,
    basic and diluted                                   948,342         672,620
                                                   ============    ============

Net loss per share, basic and diluted              $      (6.52)   $      (4.04)
                                                   ============    ============

        For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:


                                             1999              1998

Outstanding options                         153,950          114,300
Warrants                                  1,049,943          648,943
                                          ---------          -------

Total                                     1,203,893          763,243
                                          =========          =======


                                   * * * * * *
                                      F-24