Form 10-Q
period 2000-03-31
TERRACE FOOD GROUP INC
filed 2000-05-24
CIK 1001051

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE  TRANSITION  PERIOD FROM  __________ TO __________.

Commission file number:  0-27132

                            Terrace Food Group, Inc.
                  ---------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

            Delaware                                       65-054270
----------------------------------              --------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

1351 NW 22nd Street, Pompano Beach, FL                       33069
--------------------------------------          --------------------------------
(Address of Principal Executive Officer)                  (Zip Code)

                                 (954) 917-7272
             ------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /.

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

Transitional Small Business Disclosure Format:

Check one:  Yes / /  No  /X/

                This is page 1 of 17 sequentially numbered pages.

TERRACE FOOD GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY REPORT
For the Three Months Ended March 31, 2000
INDEX

                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
         and December 31, 1999 .............................................  3

         Consolidated Statements of Operations for the three months ended
         March 31, 2000 and 1999 (Unaudited)................................  4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2000 and 1999 (Unaudited)...............................   5

         Notes to Financial Statements.....................................6-11

Item 2:  Management's Discussion and Analysis.............................12-15

Part II. OTHER INFORMATION

Item 3:  Default Upon Senior Securities..................................... 16

Item 6:  Exhibits and Reports on Form 8-K................................... 16

Signatures.................................................................. 17

                             . . . . . . . . . . . .

Item 1.
TERRACE FOOD GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                            March 31,                December 31,
                                                                              2000                      1999
                                                                              ----                      ----
                                                                           (Unaudited)
Assets:
Current Assets:
   Accounts Receivable (Less Reserve for Doubtful                         $  5,399,190              $  5,334,715
        Accounts of  $311,709 and $303,944)
   Inventories                                                               1,719,779                 1,878,081
   Current Portion of Note Receivable - Stockholder                             53,000                    53,000
   Other Current Assets                                                        439,743                   239,272
                                                                        --------------              ------------
   Total Current Assets                                                      7,611,712                 7,505,068
                                                                        --------------              ------------

Property and Equipment - At Cost,
   (Net of Accumulated Depreciation of $1,148,389 and $968,846)              4,684,815                 4,631,962

Cost in Excess of Net Assets of Business Acquired
(Net of Accumulated Amortization of $521,211 and $469,465)                   3,314,833                 3,366,679
Deferred Financing Cost
   (Net of Accumulated Amortization of $437,680 and $361,818)                  173,458                   249,322
Note Receivable - Stockholder                                                    - 0 -                    53,000
                                                                        --------------              ------------

   Total Assets                                                          $  15,784,818              $ 15,806,031
                                                                         =============              ============

Liabilities and Stockholders' Deficiency
Current Liabilities:
   Cash Overdraft                                                         $  1,435,890              $  1,510,380
   Accounts Payable                                                          4,623,919                 4,707,832
   Accrued Expenses                                                          1,664,727                 1,802,931
   Line of Credit                                                            4,460,000                 4,056,528
   Term Loan                                                                 1,308,900                 1,380,330
   Current Portion of Long-Term Debt                                           280,783                   271,788
   Convertible Subordinated Notes                                            3,255,292                 3,105,987
                                                                           -----------             -------------
   Total Current Liabilities                                                17,029,511                16,835,776

Note payable - related party                                                   625,000                   300,000
Long-Term Debt, Net of Current Portion                                         403,117                   477,496
Other Non-Current Liabilities                                                  124,166                   136,666
                                                                          ------------             -------------

   Total Liabilities                                                        18,181,794                17,749,938
                                                                          ------------             -------------

Commitments and Contingencies (Note 9)

Series C & D Redeemable Preferred Stock - $.001 Par Value,
   21,308 Shares Authorized; 20,772 Issued and Outstanding                   2,077,200                 1,927,989
                                                                          ------------             -------------

Stockholders' Deficiency:
   Common Stock - $.001 Par Value, 25,000,000 Shares
       Authorized; 948,342 Issued and Outstanding                                  948                       948
   Additional Paid-in Capital                                               10,364,713                10,513,923
   Accumulated Deficit                                                     (14,839,837)              (14,386,767)
                                                                          ------------             -------------
   Total Stockholders' Deficiency                                           (4,474,176)               (3,871,896)
                                                                          ------------             -------------

   Total Liabilities and Stockholders' Deficiency                          $15,784,818               $15,806,031
                                                                           ===========             =============

See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                     Three months ended
                                                                                         March 31,

                                                                                2000                  1999
                                                                                ----                  ----

Net Sales                                                                   $ 12,998,410          $ 11,096,995

Cost of Sales                                                                 10,044,639             8,183,627
                                                                            ------------          ------------

   Gross Profit                                                                2,953,771             2,913,368
                                                                            ------------          ------------

Operating Expenses:
   Selling, General & Administrative                                           2,951,708             2,840,937
   Provision for Doubtful Accounts                                                15,727                20,891
                                                                            ------------          ------------
   Total Operating Expenses                                                    2,967,435             2,861,828
                                                                            ------------          ------------

   Income from Operations                                                        (13,664)               51,540
                                                                            ------------          ------------

Other Income (Expense)
   Interest Expense                                                             (440,907)            ( 312,505)
   Interest Income                                                                 1,501                 3,180
                                                                            ------------          ------------
   Other (Expense), Net                                                         (439,406)            ( 309,325)
                                                                            ------------          ------------

   Net Loss                                                                 $   (453,070)         $   (257,785)
                                                                            ============          ============

Basic and Diluted Net Loss Per Share of Common Stock                        $       (.64)         $       (.27)
                                                                            ============          ============

Basic and Diluted Weighted Average Shares of Common
   Stock Outstanding                                                             948,342               948,342
                                                                            ============          ============

See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Three months ended
                                                                                    March 31,

                                                                              2000             1999
                                                                              ----             ----
Operating Activities:
   Net Loss                                                               $(453,070)         $(257,785)
                                                                          ---------          ---------

   Adjustments to Reconcile Net Loss to Net Cash
   Used For Operating Activities
      Depreciation and Amortization                                         456,557            299,098
      Provision for Doubtful Accounts                                        15,727             20,891

   Changes in Assets and Liabilities:
      (Increase) Decrease in:
        Accounts Receivable                                                 (80,202)          (842,026)
        Inventories                                                         158,302           (205,279)
        Note Receivable - Stockholder                                        53,000                -0-
        Other Current Assets                                               (200,471)           (76,855)
   Increase (Decrease) in:
     Accounts Payable and Cash Overdraft                                   (158,402)           549,306
     Accrued Expenses                                                      (138,204)            (7,592)
     Other Non-Current Liabilities                                          (12,500)           (15,000)
                                                                          ---------          ---------
   Total Adjustments                                                         93,807           (277,457)
                                                                          ---------          ---------

   Net Cash Used in Operating Activities                                   (359,263)          (535,242)
                                                                          ---------          ---------

Investing Activities:
   Acquisition of Equipment, Furniture & Fixtures                          (232,394)           (77,917)
                                                                          ---------          ---------

   Net Cash Used in Investing Activities                                   (232,394)           (77,917)
                                                                          ---------          ---------

Financing Activities:
   Borrowing Under Line of Credit                                           403,472            753,139
   Borrowings from Related Parties                                          325,000
   Net Long-term Debt and Term Loan Repayment                              (136,815)          (139,980)
                                                                          ---------          ---------

   Net Cash Provided by Financing Activities                                591,657            613,159
                                                                          ---------          ---------

   Net Change in Cash and Cash Equivalents                                      -0-                -0-

   Cash and Cash Equivalents - Beginning of Period                              -0-                -0-
                                                                          ---------          ---------


   Cash and Cash Equivalents - End of Period                              $     -0-          $     -0-
                                                                          =========          =========

Supplemental Disclosures of Cash Flow Information
Cash Paid During the Periods For:
   Interest                                                               $ 167,274          $ 124,380
                                                                          ---------          ---------
   Income Taxes                                                           $     -0-          $     -0-
                                                                          =========          =========

   See Notes to Financial Statements.

TERRACE FOOD GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1)      Basis of Reporting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Management, such statements include all adjustments (consisting only of normal recurring items), which are considered necessary in order to make the financial statements not misleading. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The  accompanying   unaudited  consolidated  financial  statements  include  the accounts of Terrace Food Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

It is suggested that these financial statements be read in conjunction with the financial statements and notes as of and for the year ended December 31, 1999 included in the Terrace Food Group, Inc. Form 10-KSB.

(2)      Nature of Operations

Terrace Food Group, Inc. (the "Company") operates in two segments of the food industry, Food Distribution and Food Processing and Manufacturing.

The Food Distribution segment includes the operations of the Company's A-One-A Produce and Provisions, Inc. ("A-One-A") and Fresh, Inc. ("Fresh") subsidiaries. A-One-A distributes fresh and precut produce, and dairy products to foodservice, cruise line and export customers throughout South Florida. Fresh processes precut produce, which is marketed primarily by A-One-A.

The Food Processing and Manufacturing segment includes the operations of the Company's Banner Beef & Seafood Co., Inc. ("Banner") subsidiary. Banner is a custom value added processor of meat, seafood and poultry products marketed nationally to retail and foodservice customers.

(3) Going Concern & Management Plans

Going Concern - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses. At March 31, 2000 there is a working capital deficiency and a stockholders' deficiency; the Company is in default of its bank borrowing agreement. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Management of the Company is taking several actions in its attempts to alleviate this situation.

Management Plans - Negotiations are in process to replace the current bank borrowing arrangement with a new arrangement with a different financial institution that would provide for additional working capital, which would enable the Company to fund its operations and obligations for at least fiscal 2000. Several
                                       6

TERRACE FOOD GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
(UNAUDITED)

lenders expressed interest in providing financing to the Company. The Company is in the process of negotiating terms with the prospective lenders.

The Company's Convertible Subordinated Notes matured on March 31, 2000; however, the Company is in negotiations with the holders to extend their maturity. As part of the negotiations, the holders of the notes are being asked to convert all or part of the notes into common stock.

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

Food Distribution revenues for the first quarter of fiscal 2000 exceeded similar revenues of fiscal 1999 by approximately 18% and the Company is in the process of negotiating for new food service contracts with cruise lines. Accordingly, management expects the Food Distribution business to grow substantially during fiscal 2000.

Management believes the implementation of a new bank borrowing arrangement, the restructuring of its Convertible Subordinated Notes and improved operating performance would provide for the Company's continuing operations through fiscal 2000.

(4) Reverse Split of Common Stock

Effective March 15, 1999, the Shareholders of the Company approved a one for ten reverse split of the Company's common stock without any other changes in authorization par value or otherwise. All per share and share amounts for all periods presented have been adjusted to reflect this reverse split.

(5) Loss Per Share

Loss per share of common stock is based on the weighted average number of common shares outstanding for each period presented. There were no potential common shares included for either period as they were all considered to be anti-dilutive. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.

                                                         2000          1999
                                                         ----          ----

Net loss                                           $   (453,070)    $  (257,785)

Amortization of preferred stock discount               (149,211)            -0-
                                                   ------------     ------------

Net loss (numerator), basic and diluted            $   (602,281)    $  (257,785)
                                                   ------------     ------------

Shares (denominator):
   Weighted average common shares outstanding,
   basic and diluted                                    948,342         948,342
                                                   ------------     ------------

Net loss per share, basic and diluted              $       (.64)    $      (.27)
                                                   ------------     ------------

TERRACE FOOD GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
(UNAUDITED)

For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following, exercisable for the number of shares of Common Stock indicated:

                                           2000                     1999

Options                                   153,950                 114,300
Warrants                                1,049,943                 673,943
Convertible Subordinated Notes            542,549                 517,665
                                        ---------              ----------
Total                                   1,746,442               1,305,908
                                        ---------              ----------

(6) Inventories

Inventories for the Company's Food Distribution segment include produce, grocery dry goods, and dairy products. Food Processing and Manufacturing inventories include raw meat and seafood, other ingredients and processed products. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at March 31, 2000 consisted of:

         Raw Materials                       $   443,258
         Semi-Processed Goods                     49,428
         Finished Goods                        1,227,093
                                               ---------
         Total                                $1,719,779
                                               ---------

(7) Line of Credit and Term Loan

In July 1998, the Company and its subsidiaries entered into a financing agreement with a bank under which the bank provided a line of credit, subject to available collateral, as defined in the agreement, to a maximum of $4,000,000 and a term loan of $2,000,000. The loans are collateralized by virtually all of the assets of the Company. All cash received by the Company must be remitted to the bank as long as there is an outstanding balance under the line of credit, which will expire on July 15, 2001. The line of credit accrues interest at .5% over the bank's prime lending rate. The interest rate on the line of credit at March 31, 2000 was 9.5%. The term loan is payable in thirty-six monthly installments of $23,810 plus annual interest of 1% above the bank's prime rate through July 15, 2001. The interest rate at March 31, 2000 was 10%.

The loan agreement requires the Company to maintain certain financial ratios. In addition, the loan agreement restricts additional borrowings, dividends and acquisitions, as defined. The Company was in default of certain covenants at March 31, 2000 and December 31, 1999, and accordingly, the term loan is included in current liabilities in the consolidated balance sheets. The bank has continued to provide funds under the agreement and the line has been temporarily increased.

The Company is negotiating with several other banks to replace this arrangement.

(8) Convertible Subordinated Notes

In 1998, the Company issued to a private investor $2,625,000 principal amount of Convertible Subordinated Notes ("Notes"), warrants to purchase 40,000 shares of common stock and options to purchase 50,000 shares of common stock of the
Company. The options expired December 31, 1998. The exercise price of the warrants and the conversion rate of the Notes are at $6 a share. The Notes can be converted at the option of the Company into Redeemable Convertible 8% Cumulative Preferred Stock

TERRACE FOOD GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
(UNAUDITED)

("Preferred Stock") of the Company. The Notes, warrants and any Preferred Stock issued to the private investor are subject to anti-dilution adjustments, registration rights, interest and dividend adjustments and payment by the Company of certain fees and expenses in connection with the transaction. The Company received proceeds of $2,500,000, with $281,000 attributed to the warrants and options and $2,219,000 to the Notes. The discount on the Notes in the amount of $406,000 was amortized over the term of the Notes.

The Notes agreement required the Company to attain a specified earnings level for 1998, which was not attained. Accordingly, the Company has issued to the private investor additional warrants to purchase 25,000 shares of common stock of the Company that are exercisable at $6.00 per share and the interest rate of the Notes was increased to 14%.

In April, 1999, the Company and the private investor agreed to amend the terms of the Notes. The maturity date was extended to March 31, 2000, and the Notes are able to be converted to either common stock or Preferred Stock at a rate of $6.00 per share and the exercise price of the warrants was set at $6.00 per share through the maturity date. Any default which may have occurred under the agreement was waived or deemed cured. The Company has issued the private investor an additional $631,090 in Notes as payment for accrued and unpaid interest on the Notes through April 13, 1999 and other considerations. The Company also issued the private investor 25,000 additional warrants to purchase the Company's common stock at $9.00 per share. Of this amount $350,000 represented additional discount to the Notes and was amortized over the extended term of the Notes.

As of March 31, 2000, the Company has not paid the principal or any accrued interest on the Notes and the holders have not converted the Notes. Accordingly, the convertible subordinated debt is included in current liabilities in the consolidated balance sheets. The Company is negotiating with the holders of the Notes to extend their maturity, convert them to common stock, or a combination thereof.

(9) Commitments and Contingencies

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

(10) Series C & D Redeemable Preferred Stock

In the second and third quarters of 1999, the Company issued 20,772 shares of newly authorized Series C & D Redeemable Preferred Stock together with warrants to purchase 360,000 shares of the Company's common stock. The Series C & D Redeemable Preferred Stock and warrants were purchased by a private investor group that included four of the Company's Directors. The Company received proceeds of approximately $1,800,000 in these transactions and was used for operating purposes.

The Series C & D Preferred Stock was issued at a discount, calculated to yield an effective annual dividend of approximately 15%. The Series C & D Redeemable Preferred Stock were redeemable, in cash, at the option of the Company through March 30, 2000, when it became mandatorily redeemable either, at the option of the Company, in cash or through conversion into 17% Senior Notes which would

TERRACE FOOD GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
(UNAUDITED)

mature on March 31, 2003. As of March 31, 2000, the Series C & D Redeemable Preferred Stock had not been redeemed by the Company as discussions were being held with the holders to convert such stock to common stock of the Company. The stock purchase warrants, valued at $277,200, expire four years from their date of issue, provide for the purchase of Company's common stock at $9.00 per share during the first year, $7.50 per share during the second year and $6.00 per share thereafter. The discount of $554,400 from the redemption value of $2,077,200 has been amortized by charges to Additional Paid-in Capital.

(11) Segment Data

The Company's two business units have distinct management teams and infrastructures, offer different products and are evaluated separately in assessing performance and allocating resources. These units are being reported as two segments: Food Distribution and Food Processing and Manufacturing. Each segment is managed separately, has a distinct customer base and requires different strategic and marketing efforts. Food Distribution includes the operations of the A-One-A and Fresh and Food Processing and Manufacturing is represented by Banner.

The Company evaluates performance based on operating profit before interest and taxes. Accordingly, interest has not been allocated to the operating segments.

Quarter ended March  31, 2000

                                                      Food         Food Processing
                                              Distribution         & Manufacturing              Total
                                              ------------         ---------------              -----

Sales                                         $ 11,826,696            $  1,171,714       $ 12,998,410
Depreciation and amortization                      120,388                 111,000            231,388
Operating income (Loss)                            581,218                (317,460)           263,758
Segment assets                                  10,316,360               5,230,540         15,546,900
Expenditures for segment property
   and equipment                                   167,104                  65,290            232,394

Reconciliation of segment amounts to consolidated amounts:

Net Loss:
   Total segments, income from continuing operations                                     $    263,758
   Interest expense                                                                          (440,907)
   Amortization of deferred financing costs                                                   (59,544)
   Interest income                                                                              1,501
   Corporate expenses                                                                        (217,878)
                                                                                          -----------
     Total                                                                                $  (453,070)
                                                                                          ============

Assets:
    Total segments                                                                       $ 15,546,900
    Note receivable                                                                            53,000
    Other assets                                                                              173,458
    Other current assets                                                                       11,460
                                                                                         ------------
       Total                                                                             $ 15,784,818
                                                                                         ============

TERRACE FOOD GROUP, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
(UNAUDITED)

Quarter ended March 31, 1999
                                                       Food      Food Processing
                                               Distribution      & Manufacturing           Total

Sales                                           $10,015,395           $1,081,600     $11,096,995
Depreciation and amortization                       135,225               55,981         191,206
Operating income (loss)                             532,652             (291,461)        241,191
Segment assets                                   10,464,107            5,667,753      16,131,860
Expenditures for segment property
  and equipment                                      51,811               26,106          77,917

Reconciliation of segment amounts to consolidated amounts:

Net Loss:
   Total Segment, income from operations                                             $   241,191
   Interest expense                                                                     (312,505)
   Amortization of Deferred Financing Cost                                              (107,892)
   Interest Income                                                                         3,180
   Corporate Expense                                                                     (81,759)
                                                                                     ------------
         Total                                                                       $  (257,785)
                                                                                     ============

Assets:
    Segment                                                                           16,131,860
    Other Assets                                                                         159,000
    Restricted cash                                                                      377,767
    Other current assets                                                                  92,131
                                                                                     -----------
    Total                                                                            $16,760,258
                                                                                     ===========

Item 2.
TERRACE FOOD GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company operates in two segments of the food industry, Food Distribution and Food Processing and Manufacturing.

The Food Distribution segment includes the operations of A-One-A and Fresh. A-One-A distributes fresh and precut produce and dairy products to foodservice, cruise lines and export customers throughout the South Florida Region. Fresh processes fresh fruits and vegetables that are ready for use by its customers. Fresh utilizes A-One-A's sales and marketing organization as its primary source of distribution.

The  Food  Processing  and   Manufacturing   segment  includes   Banner,   which
manufactures meat, poultry and seafood products, primarily in the ethnic foods area for both retail and foodservice customers on a national basis.

Consolidated revenues for the three months ended March 31, 2000 were approximately $12,998,000 compared to $11,097,000 for the same period in 1999 an increase of approximately 17%. The Company's operating segment income increased by 10% from $241,000 for the first quarter of 1999 to $264,000 for the same period in 2000. This increase resulted from continued growth at A-One-A predominantly from the strong results of the cruise ship and export segments of the business. The Company's net loss for the first quarter of 2000 was approximately $453,000 of which $269,000 was from a non-cash interest charge related to the subordinated debt the Company issued in June of 1998.

Management believes that its distribution business will continue to report strong revenue and profit results as the growth plan continues to be implemented. In addition, the Company is continuing to reduce expenses and expand its product exposure at Banner Beef's current marketing opportunities are aggressively being sought to grow Banner business base and should result in further reduction of the operating loss the Company has incurred in the first quarter of 2000.

SEGMENT ANALYSIS

Food Distribution

Segment revenues for the three months ended March 31, 2000 were approximately $11,827,000 compared to $10,015,000 for the same period in 1999 an increase of approximately 18%. Income from operations increased by $49,000 or 9% from the first quarter in 1999 to approximately $581,000 from approximately $532,000 in 1999.

Food Processing and Manufacturing

Segment revenues for the three months ended March 31, 2000 were approximately $1,172,000 compared to $1,082,000 for the same period in 1999. Segment loss from operations was $317,000, $26,000 higher than the loss for the same period in 1999. Depreciation expense of $111,000 was $55,000 higher than in 1999. Banner's selling proposition has shifted focus with the changing market in the "Home Meal Replacement" sectors towards the carryout supply rather than the fully prepared meal. This change has come about from the continuous desire to actually choose all of the components that go along with a meal. The Company has geared its selling efforts towards ethnic products particularly the Hispanic prepared foods market.

Liquidity and Capital Resources

At March 31, 2000, the Company had a cash deficit of approximately $1,436,000, a working capital deficiency and Stockholders' Deficiency. These conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.
                                       12

TERRACE FOOD GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS (Sheet #2)

The Company is exploring a restructuring of most of its long-term indebtedness although there can be no assurance that such efforts will be successful.

The Company has not complied with certain covenants of its bank borrowing agreement. Although the lender has continued to provide funding under terms of the agreement and temporarily increased the line of credit, it has not formally waived its rights under the borrowing agreement. Negotiations are in process to replace the current bank borrowing arrangement with one that will provide for additional working capital with a higher line of credit to fund the Company's continued growth. Several lenders have expressed interest in providing financing to the Company, but there can be no assurance thereof.

The Company's Convertible Subordinated Notes matured on March 31, 2000. Based upon negotiations, the holders of the notes are expected to agree to extend the term of the notes, convert their interest into Common Stock or some combination thereof, although there can be no assurance such negotiations will be successful.

Management believes the implementation of a new bank borrowing arrangement, the restructuring of it Convertible Subordinated Notes and improved operating performance will provide for the Company's improved liquidity, although there can be no assurance thereof.

In December 1999, January 2000 and February 2000 two of the Company's Executive Officers loaned the Company a total of $625,000. Each has expressed a willingness to convert his loans into common stock of the Company.

During April, May and July of 1999, the Company issued 20,772 shares of the Series C & D Redeemable Preferred Stock together with warrants to purchase 360,000 shares of the Company's Common Stock to a private investment group which included four of the Company's Directors. The proceeds of approximately $1,800,000 were used for working capital purposes. The Series C & D Redeemable Preferred Stock became mandatorily redeemable by the Company on March 31, 2000 either in cash, or, at Company's election, by the issuance of 17% notes maturing March 31, 2003. The Series C & D Redeemable Preferred Stock has not been redeemed as the Company is negotiating with the holders to convert their interests therein to Common Stock of the Company. There can be no assurance that such negotiations will be successful.

Forward-Looking Statements/Risk Factors

Certain matters discussed in this quarterly report may be forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the projections will prove to be accurate and the Company does not, nor should any investor, consider these projections to be representations by the Company.
Potential investors of the Company are cautioned that all forward-looking statements involve risks and uncertainty. Such risks and uncertainties include, but are not limited to, the risk factors set forth below:

         1. Deficits and Borrowing Defaults. The Company has incurred recurring operating losses, has a significant working capital and Stockholders' deficiencies, and is in default of its bank borrowing agreement. In addition, the Company's Convertible Subordinated Notes matured on March 31, 2000 and have not been paid. These factors may indicate that the Company may be unable to continue to operate for a reasonable period of time and there can be no assurance that the Company's efforts to restructure its indebtedness will be successful.

TERRACE FOOD GROUP, INC.
MANAGEMENT DISCUSSION AND ANAYLSIS (Sheet #3)



         2. Need for Additional Financing. The Company will be required to obtain additional debt and/or equity financing to fund the costs of continuing operations and there can be no assurance that it will be able to obtain such financing.

         3. Competition. The produce distribution and food processing businesses are highly competitive and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. These competitors include national, regional and local firms. There can be no assurance that consumers will regard the Company's products and services as significantly distinguishable from competitive products and services, or that substantially equivalent products will not be introduced by the Company's competitors or that the Company will be able to compete successfully.

         4. Changes and Other Factors Affecting Business. The produce and grocery distribution and food processing industries are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, traffic patterns and the type, number and location of completing facilities. In addition, the labor intensiveness of these businesses, as well as factors such as inflation, increased food, labor and employee benefit costs and availability of experienced management and hourly employees may also adversely affect the Company's operations.

         5. Current Seasonal Nature of Certain Operations. The Company's current operations are located in South Florida and are seasonal in nature since such operations rely, to a certain degree, on tourism in the winter months to sustain them.

         6. Government Regulations. Food businesses are subject to various federal, state and local laws and regulations. The failure to obtain and retain licenses or any other governmental approvals or to pass periodic governmental inspections would have a material adverse effect on the Company. In addition, food processing and other operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar matters over which the Company has no control.

         7. PACA Licenses. A-One-A and Fresh are subject to the Perishable Agricultural Commodities Act ("PACA"), which regulates "commission merchants," "brokers" and "dealers" engaged in the business of shipping or receiving perishable agricultural commodities in interstate commerce. A-One-A and Fresh currently maintain PACA licenses to distribute fresh produce, fruits and vegetables. The ability of the Company to continue successful distribution and sales of its fresh produce, fruits and vegetables is dependent upon its continued compliance with PACA. Loss of its PACA license would have a materially adverse effect on the Company.

         8. Dependence on Key Personnel. The Company's success depends to a significant extent on the continued service of certain key management personnel, the loss of interruption of services of which could have a material adverse effect on the Company.

TERRACE FOOD GROUP, INC.
MANAGEMENT DISCUSSION AND ANAYLSIS (Sheet #4)


         9. No Assurance of Continued Public Trading Market or Continued Qualification for Continued Listing on the Over the Counter Bulletin Board ("OTCBB") Inclusion; "Penny Stock." The Company's Common Stock and Warrants are listed on the OTCBB. If a public trading market does not continue for the Company's securities, purchasers of the Company's securities may have difficulty selling their securities should they desire to do so. If the Company is unable to satisfy the requirements for continued listing on OTCBB, trading, if any, in the securities offered hereby would be conducted in the "pink sheets." The Company is also subject to the Securities and Exchange Commission's "Penny Stock" regulations. As a result, an investor may find it more difficult to dispose or to obtain accurate quotations as to the price of the securities offered hereby. The above-described rules may materially adversely
                  affect  the   liquidity  of  the  market  for  the   Company's
                  securities.

TERRACE FOOD GROUP
Part II.  OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities

(a) See Footnotes 7 and 8 to the Consolidated Financial Statements in reference to certain provisions of the Company's Line of Credit and Term Loan and to the Company's default on its Convertible Subordinated Notes.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits
            Exhibit 27 - Financial Data Schedule

----------------------------------------

(b) Reports on Form 8-K - There were no current reports filed for the first quarter of 2000.

SIGNATURES



In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TERRACE FOOD GROUP, INC.



Dated: May 24, 2000             By: /s/Jonathan S. Lasko
                                    --------------------------------------------
                                    Jonathan S. Lasko, Executive Vice President
                                    & Chief Operating Officer


Dated:  May 24, 2000            By: /s/William P. Rodrigues, Jr.
                                    ----------------------------
                                    William P. Rodrigues, Jr.,
                                    Principal Financial Officer